Form 10QSB/A
period 1999-08-31
STATESIDE FUNDINGS INC
filed 2000-01-12
CIK 1077561

FORM 10Q-SB/A

                                  Amendment #1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                             Commission File Number
August 31, 1999                                        0-25591


                            STATESIDE FUNDINGS, INC.

             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                      11-3462369

(State of Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization)                         Identification No.

1040 East 22nd Street, Brooklyn, NY                              11210

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.0001 par value,                         5,000,000
      (Title of Class)                                 (Shares outstanding at
                                                       August 31, 1999

                            STATESIDE FUNDINGS, INC.


                                  FORM 10Q-SBA

                       THREE MONTHS ENDED AUGUST 31, 1999


                                      INDEX

                                                                          Page
                                                                          ----

PART I       FINANCIAL INFORMATION


ITEM 1       Balance Sheet, August 31, 1999                                2

             Statement of Income & Expenses
             August 31, 1999                                               3

             Statement of Stockholders' Equity
             for the period ended August 31,
             1999                                                          4

             Statement of Cash Flows
             August 31, 1999                                               5


             Notes to Financial Statements                                 6

             Management's Discussion and
             Analysis of Results of Operations                             7

PART II      Other Information - Items 1-6                                 8

Signatures                                                                 9

                            STATESIDE FUNDINGS, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                    Unaudited


                                     ASSETS

                                                                    August     November
                                                                   31, 1999    30, 1998
                                                                   ---------   --------

Current Assets:
  Cash .........................................................    $   110     $ 1,500
                                                                    -------     -------

         Total Current Assets ..................................    $   110       1,500
                                                                    -------     -------

Other Assets:
  Organization Expense-Net of Amortization .....................        340         400
  Deferred Offering Costs ......................................        927           0
                                                                    -------     -------

         Total Other Assets ....................................      1,267         400
                                                                    -------     -------

         TOTAL ASSETS ..........................................    $ 1,377     $ 1,900
                                                                    =======     =======


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accrued Expenses .............................................    $   400     $   400
                                                                    -------     -------


Stockholder's Equity:
  Common  Stock,  par value $.0001;  authorized
  50,000,000 shares,  issued and outstanding
  5,000,000 shares August 31, 1999 and
    November 30, 1998 ..........................................        500         500


  Preferred Stock, par value $.0001; authorized
  10,000,000 shares, none issued and outstanding ...............          0           0

  Additional Paid-In Capital ...................................      1,000       1,000

  Deficit Accumulated During Development Stage .................       (523)          0
                                                                    -------     -------

         TOTAL STOCKHOLDER'S EQUITY ............................        977       1,500
                                                                    -------     -------

         TOTAL LIABILITIES AND STOCKHOLDER'S
          EQUITY ...............................................    $ 1,377     $ 1,900
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

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                    Unaudited

                            FOR THE PERIODS INDICATED


                                                                                              Total
                                                    Stock       Additional                    Stock-
                                     Common         Issued      Paid-In         Retained      Holders
                                     Shares         Amount      Capital         Deficit       Equity

Issuance of Common Shares
 on December 19, 1997 at Par
 Value ($.0001 per share)
 For Cash                            5,000,000      $ 500       $ 1,000         $  -0-         $ 1,500

Net Loss For Year
 Ended November 30, 1998                                                           -0-               0
                                     -----------------------------------------------------------------

Balance - November 30,
  1998                               5,000,000        500         1,000            -0-           1,500


Net Loss For Period Ended
 August 31, 1999                                                                 (523)            (523)
                                     -----------------------------------------------------------------

Balance - August 31,
  1999                               5,000,000      $ 500       $ 1,000         $ (523)        $   977
                                     =================================================================


                            STATESIDE FUNDINGS, INC.
                          (A development stage company)

                        STATEMENT OF INCOME AND EXPENSES

                                    Unaudited

                                 FOR THE PERIODS


                                                                    (Cumulative)
                                                                    December
                                                                    19, 1997
                                                   June 1, 1999     (Inception)
                                                   to August        to August
                                                   31, 1999         31, 1999
                                                   ------------     -----------


INTEREST INCOME ..............................     $         0      $         0
                                                   -----------      -----------

EXPENSES:

  Filing Fees ................................              99              313
  Amortization ...............................              20               60
  Bank Charges and Interest ..................              45              150
                                                   -----------      -----------

         Total Expenses ......................             164              523
                                                   -----------      -----------

NET LOSS FOR PERIOD ..........................     $      (164)     $      (523)
                                                   ===========      ===========

LOSS PER SHARE ...............................     $      (.00)     $      (.00)
                                                   ===========      ===========

WEIGHTED AVERAGE OF OUTSTANDING SHARES .......       5,000,000        5,000,000
                                                   ===========      ===========

                            STATESIDE FUNDINGS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                    Unaudited

                                 FOR THE PERIODS


                                                                   (Cumulative)
                                                                   December
                                                                   19, 1997
                                                 June 1, 1999      (Inception)
                                                 to August         to August
                                                 31, 1999          31, 1999
                                                 ------------      ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                       $  (164)          $  (523)
  Adjustments to Reconcile Net Loss to
   net cash used by operating activities
  Non-cash items included in loss:
  Amortization                                        20                60

CHANGES IN ASSETS AND LIABILITIES:

  Other Assets                                         0            (1,327)
  Liabilities                                          0               400
                                                 -------           -------

Cash Provided (Used) in Operations                  (144)           (1,390)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Common Stock                             0             1,500
                                                 -------           -------

NET INCREASE (DECREASE) IN CASH                     (144)              110

CASH AT BEGINNING OF PERIOD                          254                 0
                                                 -------           -------

CASH AT END OF PERIOD                            $   110           $   110
                                                 =======           =======

                            STATESIDE FUNDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    Unaudited


                                 August 31, 1999




NOTE 1 - BASIS OF PRESENTATION


     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. These adjustments were considered usual and normal in nature. For the period ended August 31, 1999, the Company had no operational activities other than the preparation for the public offering as presented in the Balance Sheet. The recovery of assets and the continuation of the Company as a going concern are dependent upon the Company's ability to obtain additional financing and upon future profitable operations. For further information, refer to the financial statements and footnotes included in the Company's registration statement on Form 10-SB.

                            STATESIDE FUNDINGS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


                                 August 31, 1999


     At August 31, 1999, the Company's current assets amounted to $110, while current liabilities amounted to $400.



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