Form 10KSB
period 1999-11-30
STATESIDE FUNDINGS INC
filed 2000-01-31
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----
           EXCHANGE ACT OF 1934

For the Fiscal year ended November 30, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 0-25591

                            STATESIDE FUNDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                           11-3462369
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation of Organization)                              Identification No.)

1040 East 22nd Street, Brooklyn, New York                          11210
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code (718) 692-2743

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
-------------------                             -------------------

--------------------------------                ------------------------------

--------------------------------                ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

State the aggregate market value of the voting stock held by non- affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

The aggregate market value of the voting stock held by non- affiliates of the registrant is $_______.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____            No  ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         5,000,000
------------------------------                         ---------
      (Title of Class)                           (Shares outstanding at
                                                    November 30, 1999)

                            STATESIDE FUNDINGS, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED NOVEMBER 30, 1999

                                     INDEX                             Page

PART I

Item 1              Business                                    1

Item 2              Properties                                  1

Item 3              Legal Proceedings                           1

Item 4              Submission of Matters to a Vote of
                    Security Holders                            1

PART II

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters             1

Item 6              Selected Financial Data                     2

Item 7              Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                               2

Item 8              Financial Statements and Supplementary
                    Data                                        2

Item 9              Disagreements on Accounting and
                    Financial Disclosure                        2
PART III

Item 10             Directors and Executive Officers
                    of the Registrant                           2

Item 11             Executive Compensation                      3

Item 12             Security Ownership of Certain Beneficial
                    Owners and Management                       3

Item 13             Certain Relationships and Related
                    Transactions                                4

PART IV

Item 14             Exhibits, Financial Statement, Schedules
                    and Reports on Form 8-K                      4

Signatures                                                      11

                                     PART 1


Item 1. Business

     The Company was incorporated on December 19, 1997 in the State of Delaware. The Company was formed to engage in any lawful corporate undertaking, including but not limited to, selected mergers and acquisitions. As of November 30, 1999, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company.


Item 2. Properties

     The Company at present has no real property and maintains an office at the office of its President, Nachum Blumenfrucht, at 1040 East 22nd Street, Brooklyn, New York 11210, at no cost to the Company.


Item 3. Legal Proceedings

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no  established  public  trading  market for the Company's  Common
     Stock.

     Number of Shareholders - 3

Item 6. Selected Financial Data

                                                          Nov. 30        Nov. 30
                                                            1999           1998
                                                          -------         ------

Income from Operations                                   $    0           $    0
Total Current Assets                                      1,350            1,500
Other Assets                                                320              400
Total Assets                                              1,670            1,900
Total Current Liabilities                                   400              400
Total Stockholders Equity                                 1,270            1,500


Item 7. Management's Discussion and Analysis of Results of Operations

     At November 30, 1999, the Company's current assets amounted to $1,350, while current liabilities amounted to $400. In addition, organization costs amounted to $320.


Item 8. Financial Statements

     Attached


Item 9. Disagreements on Accounting and Financial Disclosures

     None


                                    PART III

Item 10. Directors and Executive Officers

     The Company has one Director and Officer as follows:

Name                           Age               Positions and Offices Held
----                           ---               --------------------------

Nachum Blumenfrucht            43                President, Secretary,
                                                 Treasurer and Director

     Nachum Blumenfrucht, CPA, MBA (age 43), received a Bachelor of Science in Accounting from Brooklyn College in 1978, and a Masters in Business Administration from Bernard Baruch College in 1981. From 1984 to the present, Mr. Blumenfrucht has been self-employed as a New York State certified public accountant. Mr. Blumenfrucht has been a member of the New York State Society of CPA's since 1981.

Item 11.          Executive compensation

The Company's sole officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensations in the past.

There is no employment agreement contemplated for the services of the Company's sole officer and director nor current intentions to compensate the officer and director in the future.


Item 12. Management's Remuneration and Transactions

     a.   Security Ownership of Certain Beneficial Owners

     The following table sets forth the number and percentage, as of November 30, 1999 of the Company's Common Shares owned of record and beneficially by each person owning more than 5% of such Common Shares and by all officers and directors, as a group. Each of these persons may be deemed a parent and promoter as those terms are defined in the Act.

                          Name of                    Amount & Nature
                          Beneficial                 of Beneficial             Percentage
Title of Class            Owner                      Ownership                 of Class
--------------            -----                      ---------                 --------
Common                    Nachum Blumenfrucht        4,100,000                 82%
                          Amy Lau                      450,000                  9%
                          Barbara R. Mittman           450,000                  9%


     b.   Security Ownership of Management

                          Nachum Blumenfrucht        4,100,000                 82%
                          Amy Lau                      450,000                  9%
                          Barbara R. Mittman           450,000                  9%

                          All Officers and
                          Directors as a
                          Group (1) as of
                          November 30, 1999          4,100,000                 82%

Item 13. Certain Relationships and Related Transactions

     None


                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     None

                                    DON FUCHS
                           Certified Public Accountant
                                370 Brook Avenue
                            Passaic, New Jersey 07055
                                 (973) 777-9895

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Stateside Fundings, Inc.
1040 East 22nd Street
Brooklyn, New York 11210

Gentlemen:

     I have audited the accompanying balance sheet of Stateside Fundings, Inc. (a development stage company) as of November 30, 1999 and November 30, 1998, and the related Statements of Cash Flows, and Stockholders' Equity for the year ended November 30, 1999 and the period December 19, 1997 (inception) to November 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stateside Fundings, Inc. as of November 30, 1999 and November 30, 1998, and the Statements of Cash Flows, and Stockholders' Equity for the year ended November 30, 1999 and the period December 19, 1997 (inception) to November 30, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, and has no income since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter, specifically the proposed public offering, are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       DON FUCHS
CERTIFIED PUBLIC ACCOUNTANT

January 27, 1999

                            STATESIDE FUNDINGS, INC.
                          (A development stage company)
                                  BALANCE SHEET

                                     ASSETS

                                                                                      November        November
                                                                                      30, 1999        30, 1998
                                                                                      --------        --------
Current Assets:
         Cash                                                                         $ 1,350          $ 1,500
                                                                                      -------          -------

         Total Current Assets                                                         $ 1,350            1,500
                                                                                      -------          -------

Other Assets - Note 2:
  Organization Costs - Net of Amortization                                                320              400
                                                                                      -------          -------

         Total Other Assets                                                               320              400
                                                                                      -------          -------

         TOTAL ASSETS                                                                 $ 1,670          $ 1,900
                                                                                      -------          -------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accrued Expenses                                                                    $   400          $   400
                                                                                      -------          -------

         TOTAL CURRENT LIABILITIES                                                        400              400
                                                                                      -------          -------

Stockholder's Equity - Notes 3 and 4:

Common  Stock,  par  value  $.0001;   authorized  50,000,000
shares, issued and outstanding 5,000,000 shares November 30,
1999 and November 30, 1998                                                                 500              500

  Preferred Stock, par value $.0001; authorized
  10,000,000 shares, none issued and outstanding                                            0                0

  Additional Paid-In Capital                                                            2,073            1,000

  Retained Earnings                                                                    (1,303)               0
                                                                                      -------          -------

         TOTAL STOCKHOLDER'S EQUITY                                                     1,270            1,500
                                                                                      -------          -------

         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $ 1,670          $ 1,900
                                                                                      -------          -------

The accompanying notes are an integral part of these financial statements.

                            STATESIDE FUNDINGS, INC.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                            FOR THE PERIODS INDICATED


                                                                                                                            Total
                                                                               Stock        Additional      Retained        Stock
                                                              Common           Issued       Paid-In         Earnings        Holders
                                                              Shares           Amount       Capital         (Deficit)       Equity
                                                              ----------------------------------------------------------------------
Issuance of Common Shares
on December 19, 1997 at Par
Value ($.0001 per share)
For Cash                                                      5,000,000        $     500    $ 1,000                         $ 1,500

Net Loss For Year
Ended November 30, 1998                                                                                     $     0               0
                                                              ----------------------------------------------------------------------
                                                                                                                                  0

Balance - November 30,
1998                                                          5,000,000              500      1,000               0           1,500


Deferred Offering Costs Charged
Against Additional Paid-In Capital                                                             (927)                           (927)


Additional Paid-In Capital
Contributed by Officer -
October, 1999                                                                                 2,000                           2,000


Net Loss For Year Ended
November 30, 1999                                                                                            (1,303)         (1,303)

                                                              ----------------------------------------------------------------------
Balance - November 30,
1999                                                          5,000,000        $     500    $ 2,073         $(1,303)        $ 1,270
                                                              ----------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                            STATESIDE FUNDINGS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                               FOR THE YEARS ENDED

                                                                  November               November
                                                                  30, 1999               30, 1998
                                                                  -------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $(1,303)               $     0
  Adjustments to Reconcile Net Loss to net cash used
  by operating activities
  Non-cash items included:
         Amortization                                                  80                      0

CHANGES IN ASSETS AND LIABILITIES:

  Organization Expenses                                                 0                   (400)
  Accrued Expenses                                                      0                    400
                                                                  -------                -------

Cash Provided (Used) in Operations                                 (1,223)                     0

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Common Stock for Cash                                     0                  1,500
  Additional Paid-In Capital Contributed by Officer                 2,000                      0
  Write Off of Deferred Offering Costs Against Capital               (927)                     0
                                                                  -------                -------

Total Cash Provided From Financing Activities                       1,073                  1,500
                                                                  -------                -------

NET INCREASE (DECREASE) IN CASH                                      (150)                 1,500

CASH AT BEGINNING OF PERIOD                                         1,500                      0
                                                                  -------                -------

CASH AT END OF PERIOD                                             $ 1,350                $ 1,500
                                                                  -------                -------


The accompanying notes are an integral part of these financial statements.

                            STATESIDE FUNDINGS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION

     Stateside Fundings, Inc. was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered a development stage company.

NOTE 2 - ORGANIZATION COSTS

     Expenses incurred in connection with the formation of the Company have been capitalized and are being amortized over a period of five years on the straight-line method. The asset is shown net of amortization.

NOTE 3 - ADDITIONAL PAID-IN-CAPITAL

     The President has advanced additional paid-in-capital in the amount of $2,000 to fund the operations.

NOTE 4 - CAPITALIZATION

     The Company is authorized to issue 50,000,000 common shares with a par value of $.0001, and 10,000,000 blank check preferred shares with a par value of $.0001. On December 1, 1997, the Company issued a total of 5,000,000 shares of its common stock to three individuals, for a total consideration of $1,500 ($.0003 per share).

NOTE 5 - CONFLICTS OF INTEREST

     Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management have other interests including business interests to which they devote their primary attention. Management may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest and possibly, a breach of directors' duty of loyalty to the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Pursuant to oral agreement, the Company currently utilizes the office of its sole officer and director, Nachum Blumenfrucht, at 1040 East 22nd Street, Brooklyn, New York 11210, rent-free.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          STATESIDE FUNDINGS, INC.
                                          -------------------------------
                                          (Registrant)


                                          By:   /s/ Nachum Blumenfrucht
                                                --------------------------------
                                                Nachum Blumenfrucht
                                                President, Secretary-Treasurer
                                                and Director

                                          Date: January 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.



                                          By:   /s/ Nachum Blumenfrucht
                                                --------------------------------
                                                Nachum Blumenfrucht
                                                President, Secretary-Treasurer
                                                and Director

                                          Date: January 28, 2000