Form 10QSB
period 2000-02-29
RELOCATE 411 COM INC /
filed 2000-04-17
CIK 1077561

FORM 10Q-SB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended                             Commission File Number
February 29, 2000                                      0-25591


                             Relocate 411.com , Inc
                   Formerly known as Stateside Fundings, Inc.

             (Exact Name of Registrant as Specified in its Charter)


         New York                                      11-3506899


(State of Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization)                         Identification No.


One Penn Plaza - Suite 4429
New York NY                                                       10119

(Address of Principal Executive Offices)                         Zip Code


Registrant's Telephone Number, Including Area Code (212) 268-5132


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock $.0001 par value,                         12,150,000
      (Title of Class)                                 (Shares outstanding at
                                                       February 29, 2000

                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.



                                    FORM 10Q


                       THREE MONTHS ENDED FEBRUARY 29, 2000



                                      INDEX


                                                                          Page
                                                                          ----

PART I       FINANCIAL INFORMATION


ITEM 1       Balance Sheet, February 29, 2000                              2

             Statement of Income & Expenses
             February 29, 2000                                             3

             Statement of Cash Flows
             February 29, 2000                                             4

             Notes to Financial Statements                                 5

             Management's Discussion and
             Analysis of Results of Operations                             6

PART II      Other Information - Items 1-6                                 7

Signatures                                                                 8

                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.
                          (A development stage company)
                                  BALANCE SHEET
                                    Unaudited


                                     ASSETS
                                                              February          November
                                                              29, 2000          30, 1999
                                                             ----------         --------
Current Assets:
  Cash ...................................................   $1,271,427         $  1,350
                                                             ----------         --------

         Total Current Assets ............................   $1,271,427            1,350
                                                             ----------         --------

Property and Equipment
  Computers-Net of Depreciation ..........................        9,739
                                                             ----------

         Total Property and Equipment ....................        9,739

Other Assets:
  Organization Expense-Net of Amortization ...............          300              320
                                                             ----------         --------

         Total Other Assets ..............................          300              320
                                                             ----------         --------

         TOTAL ASSETS ....................................   $1,281,466            1,670
                                                             ==========         ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accrued Expenses .......................................   $    1,025              400
                                                             ----------         --------

Stockholder's Equity:
  Common  Stock,  par value $.0001;  authorized
  shares,  issued and outstanding, 12,150,000
  shares February 29, 2000 ...............................        1,215              500


  Preferred Stock, par value $.0001; authorized
  10,000,000 shares, none issued and outstanding .........            0

  Additional Paid-In Capital .............................    1,355,608            2,073

  Deficit Accumulated During Development Stage ...........       76,382           (1,303)
                                                             ----------         --------

         TOTAL STOCKHOLDER'S EQUITY ......................    1,280,441            1,270
                                                             ----------         --------

         TOTAL LIABILITIES AND STOCKHOLDER'S
          EQUITY .........................................   $1,281,466            1,670
                                                             ==========         ========

                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.
                          (A development stage company)

                        STATEMENT OF INCOME AND EXPENSES

                           UNAUDITED FOR THE PERIODS


                                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                                 February 29, 2000       February 28, 1999          Inception thru 2/29/00
                                                 -----------------       -----------------          ----------------------

Revenues                                                    0                         0                          0
Expenses
   Travel                                               1,000
   Meals & Entertainment                                   55
   Salary                                              49,911
   Legal Fees                                             870
   Other Professional Fees                                  3                                                1,045
   Automobile Expenses                                    704
   Insurance                                            1,863
   Office ExpenBe                                       6,398
   Office Supplies                                      1,604
   Outside Services                                        50
   Postage                                                 29
   Rent                                                 4,000
   Taxes - Corporate                                      625
   Taxes - Payroll                                      4,716
   Telephone                                              127
   Business Expense                                       867
   Amortization Expense                                    20                                                   80
   Other Expenses                                       1,350                        45                        180
   Depreciation                                           885
                                                   ----------                       ---                     ------

 Total Expenses                                        75,077                        45                      1,303
 Net Income                                           (75,077)                      (45)                   (76,382)

 Net (loss) per share of common                             0                         0                          0
 stock based upon 7,706,227 and 500
 (weighted average) shares issued,
 respectively

                              Relocate 411.com Inc
                   Formerly known as Stateside Fundings, Inc.
                          (A development stage company)


                             STATEMENT OF CASH FLOWS

                                    Unaudited

                                 FOR THE PERIODS


                                                 February 29,      February 28,
                                                     2000              1999
                                                 ------------      ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                      $(75,077)          $  (523)
  Adjustments to Reconcile Net Loss to
   net cash used by operating activities
  Non-cash items included in loss:
  Amortization and Depreciation                      903                --

CHANGES IN ASSETS AND LIABILITIES:

  Accounts Payable                                 1,090                --
                                              ----------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment             (10,624)               --

Cash Provided (Used) in Operations               (83,780)               --

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from private placement              1,353,785                --
                                              ----------           -------

NET INCREASE (DECREASE) IN CASH                1,270,077                --

CASH AT BEGINNING OF PERIOD                        1,350                --
                                              ----------           -------

CASH AT END OF PERIOD                         $1,271,427           $    --
                                              ==========           =======

                              Relocate 411.com Inc
                   Formerly known as Stateside Fundings, Inc.


                          NOTES TO FINANCIAL STATEMENTS

                                    Unaudited



                                 February 29, 2000



NOTE 1 - BASIS OF PRESENTATION



     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. These adjustments were considered usual and normal in nature. For the period ended February 29, 2000, the Company had no operational activities other than the preparation of the information that will appear on the website and the development of that website. For further information, refer to the financial statements and footnotes included in the Company's registration statement on Form 10-SB.

                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                                February 29, 2000


Management Discussion & Analysis

Relocate 411.com, inc. is a development stage company. Presently, the company maintains in excess of $1 million in cash or cash equivalents. We anticipate using these funds to begin construction of our web site, launch a marketing campaign, as well as for general corporate purposes and working capital.

We cannot assure you that there will be a market for our services, or that we will be able to successfully implement our plan. The Company anticipates substantial capital and other expenditures during the year 2000. The Company will require additional funds in connection with the implementation of its business plan. There is no assurance we will be able to obtain funding on terms favorable to us if at all. If the Company cannot obtain additional financing, it may have to curtail some additional activities.

     At February 29, 2000, the Company's current assets amounted to $1,271,427, while current liabilities amounted to $1,025. The current assets consists of cash received in a private placement dated January 26, 2000. Proceeds were exchanged for 5,115,000 common stock and 5,115,000 common stock purchase warrants issued to subscribers and placement agents.

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

                                      STATESIDE FUNDINGS, INC.




                                      By:  /s/ Darrell Lerner
                                           ----------------------------------
                                               Darrell Lerner
                                               President

Date: April 14, 2000