Form 10QSB
period 2000-05-31
RELOCATE 411 COM INC /
filed 2000-07-17
CIK 1077561

FORM 10Q-SB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended                               Commission File Number
May 31, 2000                                           0-25591


                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.
             (Exact Name of Registrant as Specified in its Charter)


         New York                                      11-3506899
(State of Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization)                         Identification No.


One Penn Plaza - Suite 4429 New York NY                     10119
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock $.0001 par value,                         12,675,000
      (Title of Class)                                 Shares outstanding at
                                                       May 31, 2000

                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.



                                    FORM 10QSB

                          SIX MONTHS ENDED MAY 31, 2000


                                      INDEX


                                                                          Page
                                                                          ----
PART I       FINANCIAL INFORMATION


ITEM 1       Balance Sheet, May 31, 2000                                    2

             Statements of Operations for
             the Six Months Ended
             May 31, 2000                                                   3

             Statements of Cash Flows                                       4

             Statements of Operations for                                   5
             the Three Months Ended
             May 31, 2000 and 1999

             Notes to Financial Statements                                  6

             Management's Discussion and
             Analysis of Results of Operations

PART II      Other Information - Items 1-6

Signatures

                             RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                         (A Development Stage Company)

                                  BALANCE SHEET

                                  May 31, 2000

                                  (UNAUDITED)

                                     ASSETS

Current Assets:
     Cash                                                           $ 1,216,238
     Interest receivable                                                  2,884
     Loan receivable - employee                                           1,200
     Loan receivable                                                  1,117,602
                                                                    -----------
            Total current assets                                      2,337,924
                                                                    -----------

Fixed Assets:
     Machinery and equipment                                             11,465
     Less: accumulated depreciation                                       1,771
                                                                    -----------
                                                                          9,694
                                                                    -----------

Other Assets:
     Organization expense - net of amortization                             280
                                                                    -----------
            Total other assets                                              280
                                                                    -----------
            Total assets                                            $ 2,347,898
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Loan payable                                                   $ 1,117,602
     Accounts payable, accrued expenses and taxes                        11,624
     Corporation taxes payable                                              625
                                                                    -----------
            Total current liabilities                                 1,129,851
                                                                    -----------


Stockholders' Equity:
     Preferred stock, $.0001 par value per share, 10,000,000
            shares authorized and -0- issued and outstanding                 -0-
     Common stock, $.0001 par value per share, 50,000,000
            shares authorized and 12,675,000 shares issued and
            outstanding                                                   1,268
     Additional paid in capital in excess of par value                1,355,555
     Deficit                                                           (138,776)
                                                                    -----------
            Total stockholders' equity                                1,218,047
                                                                    -----------

            Total liabilities and stockholders' equity              $ 2,347,898
                                                                    ===========

                              RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                                   (UNAUDITED)

                            STATEMENTS OF OPERATIONS

                                                                            December 19,
                                                Six Months  Six Months         1997
                                                  Ended      Ended         (inception) to
                                                 May 31      May 31            May 31
                                                  2000        1999             2000
                                                ---------   --------        -------------
Expenses:
    Amortization expense                        $      40                   $      40
    Automobile expenses                               704                         704
    Contributions                                     100                         100
    Depreciation                                    1,771                       1,771
    Insurance                                       6,382                       6,382
    Meals and entertainment                            55                          55
    Miscellaneous                                   3,930       45              4,188
    Office                                          8,969                       8,969
    Outside services                                  924                         924
    Payroll taxes                                   7,078                       7,078
    Postage                                            29                          29
    Professional fees                              12,183                      13,228
    Rent                                           10,000                      10,000
    Salaries                                      105,479                     105,479
    Telephone                                         429                         429
    Travel                                          1,000                       1,000
                                                ---------    -----          ---------

                Total expenses                    159,073       45            160,376
                                                ---------    -----          ---------

(Loss) during development stage                  (159,073)     (45)          (160,376)
                                                ---------    -----          ---------

Other income (expense):
    (Interest expense)                             (1,745)                     (1,745)
    Interest income                                23,970                      23,970
                                                ---------    -----          ---------

                Total other income                 22,225     --               22,225
                                                ---------    -----          ---------


(Loss) before provision for income taxes         (136,848)     (45)          (138,151)

Provision for income taxes                            625                         625

                                                ---------    -----          ---------
Net (loss)                                      $(137,473)   $ (45)         $(138,776)
                                                =========    =====          =========
Net (loss) per common share based upon
    10,186,885 and 500 (weighted average)
    shares, respectively                        $    (.01)   $(.09)         $    (.01)
                                                =========    =====          =========

                              RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            December 19,
                                                                      Six Months                1997
                                                                        Ended              (inception) to
                                                                        May 31                 May 31
                                                                         2000                   2000
                                                                      -----------           ------------
Cash Flows from Operating Activities:
Net loss                                                              $  (137,473)           $  (138,776)
Adjustment to reconcile net (loss) to net cash
    (used in) operating activities:
     Depreciation and Amortization expense                                  1,811                  1,891
    (Increase) in Interest Receivable                                      (2,884)                (2,884)
     Increase in accounts payable and accrued expenses                     11,849                 11,849
                                                                      -----------            -----------

         Net cash (used in) operating activities                         (126,697)              (127,920)
                                                                      -----------            -----------

Cash Flows from Investing Activities:
     Purchase of fixed assets                                             (11,465)               (11,465)

                                                                      -----------            -----------
         Net cash (used in) investing activities                          (11,465)               (11,465)
                                                                      -----------            -----------


Cash Flows from Financing Activities:
     Cash received from issuance of common stock                        1,354,250              1,354,250
     Additional paid in capital contributed by a former officer                                    2,000
     Write off of deferred offering costs                                                           (927)
     (Increase) in loan receivable                                     (1,118,802)            (1,118,802)
     Proceeds from loan payable                                         1,117,602              1,117,602
                                                                      -----------            -----------

         Net cash provided by financing activities                      1,353,050              1,354,123
                                                                      -----------            -----------

Net increase in cash                                                    1,214,888              1,214,738

Cash - December 1,                                                          1,350                  1,500
                                                                      -----------            -----------

Cash - May 31,                                                        $ 1,216,238            $ 1,216,238
                                                                      ===========            ===========

Supplemental Disclosures:
     Income tax                                                       $       625            $      --
                                                                      ===========            ===========

     Interest paid                                                    $      --              $      --
                                                                      ===========            ===========

                              RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                                   (UNAUDITED)

                            STATEMENTS OF OPERATIONS



                                                   Three Months     Three Months
                                                      Ended             Ended
                                                      May 31            May 31
                                                       2000              1999
                                                  ------------      ------------
Expenses:
      Amortization expense                        $         20      $         --
      Automobile expenses                                   --                --
      Contributions                                        100                --
      Depreciation                                         886                --
      Insurance                                          4,519                --
      Meals and entertainment                               --                --
      Miscellaneous                                      1,713                --
      Office                                               967                --
      Outside services                                     874                --
      Payroll taxes                                      2,362                --
      Postage                                               --                --
      Professional fees                                 11,310                --
      Rent                                               6,000                --
      Salaries                                          55,568                --
      Telephone                                            302                --
      Travel                                                --                --
                                                  ------------      ------------
         Total expenses                                 84,621                --
                                                  ------------      ------------
(Loss) during development stage                        (84,621)               --
                                                  ------------      ------------
Other income (expense):
      (Interest expense)                                (1,745)               --
      Interest income                                   23,970                --
                                                  ------------      ------------
         Total other income                             22,225                --
                                                  ------------      ------------

(Loss) before provision for income taxes               (62,396)               --

Provision for income taxes                                  --                --
                                                  ------------      ------------
Net (loss)                                        $    (62,396)     $         --
                                                  ============      ============
Net (loss) per common share based upon
    12,675,000 and 500 (weighted average)
    shares, respectively                          $        -0-      $        -0-
                                                  ============      ============

                             RELOCATE 411.COM, INC.
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2000


     During the quarter ended May 31, 2000 the Company loaned $ 1,117,602 to Teltran International Group, Ltd, a company related to Relocate 411.com Inc. by similar shareholders. The loan has an interest rate of 9.5 % per annum and presently has no maturity date. Teltran pledged 600,000 shares of its common stock and 600,000 shares of Antra Holdings Group common stock. Antra and Teltran exchanged shares with each other in 1999. Teltran currently owns 2,800,000 shares of Antra's common stock. In exchange for making the loan, Relocate 411.com Inc. received 250,000 warrants to purchase Teltran International Group, Ltd. common stock at an exercise price of $ 1.10 per share.

     The loan to Teltran was accomplished, when the Company borrowed, using its certificate of deposit which has an interest rate of 6.2 % as collateral, $ 1,117,602 from Chase Bank. This loan has an interest rate of 9.5 % and has a due date of August 25, 2000.

                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                                  May 31, 2000


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

     At May 31, 2000, the Company's current assets amounted to $2,337,924, while current liabilities amounted to $1,129,851. The current assets consists of cash received in a private placement dated January 26, 2000. Proceeds were exchanged for 5,115,000 common stock and 5,115,000 common stock purchase warrants issued to subscribers and placement agents.

At the end of May 2000, Relocate411.Com entered into a secured transaction with Teltran International, a publicly traded company whose CEO is a director of Relocate411, whereby it loaned Teltran approximately 1.1 million dollars on a short term basis. As part of the terms of the transaction, Relocate411 was compensated with warrants on Teltran International common stock in addition to receiving a competitive interest rate on the loan.

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

                                      RELOCATE 411.COM INC.




                                      By:  /s/ Darrell Lerner
                                           ----------------------------------
                                               Darrell Lerner
                                               President

Date: