Form 10QSB
period 2000-08-31
RELOCATE 411 COM INC /
filed 2000-10-16
CIK 1077561

FORM 10Q-SB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months Ended                              Commission File Number
August 31, 2000                                        0-25591


                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.
             (Exact Name of Registrant as Specified in its Charter)


         New York                                      11-3506899
(State of Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization)                         Identification No.


One Penn Plaza - Suite 4429 New York NY                     10119
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $.0001 par value,                         12,675,000
      (Title of Class)                                 Shares outstanding at
                                                       August 31, 2000

                              Relocate 411.com, Inc
                   Formerly known as Stateside Fundings, Inc.


                                    FORM 10QSB

                        NINE MONTHS ENDED AUGUST 31, 2000


                                      INDEX


                                                                          Page
                                                                          ----
PART I       FINANCIAL INFORMATION


ITEM 1       Balance Sheet, August 31, 2000                                 2

             Statements of Operations for
             the Nine Months Ended
             August 31, 2000                                                3

             Statements of Cash Flows                                       4

             Statements of Operations for
             the Three Months Ended
             August 31, 2000 and 1999                                       5

             Notes to Financial Statements                                  6

             Management's Discussion and
             Analysis of Results of Operations

PART II      Other Information - Items 1-6

Signatures

                              RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 August 31, 2000

                                     ASSETS

Current Assets:
    Cash and cash equivalents                                       $ 1,148,327
    Note receivable                                                   1,119,347
    Other current assets                                                  1,045
                                                                    -----------

      Total current assets                                            2,268,719
                                                                    -----------

Fixed Assets:
    Computers and equipment                                              11,465
    Less: accumulated depreciation                                        2,656
                                                                    -----------
                                                                          8,809
                                                                    -----------

Other Assets:
    Organization expense - net of amortization                              260
                                                                    -----------
      Total other assets                                                    260
                                                                    -----------

      Total assets                                                  $ 2,277,788
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank loan payable                                               $ 1,117,602
    Accounts payable, accrued expenses and taxes                         17,275
    Corporation taxes payable                                               625
                                                                    -----------
      Total current liabilities                                       1,135,502
                                                                    -----------

Stockholders' Equity:
    Preferred stock, $.0001 par value per share, 10,000,000
      shares authorized and -0- issued and outstanding                     --
    Common stock, $.0001 par value per share, 50,000,000
      shares authorized and 12,675,000 shares issued and
      outstanding                                                         1,268
    Additional paid in capital in excess of par value                 1,355,555
    Deficit accumulated during the development stage                   (214,537)
                                                                    -----------
      Total stockholders' equity                                      1,142,286
                                                                    -----------

      Total liabilities and stockholders' equity                    $ 2,277,788
                                                                    ===========


                       See notes to financial statements.

                              RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                December 19,
                                                Nine Months     Nine Months         1997
                                                   Ended           Ended       (inception) to
                                                 August 31,      August 31,      August 31,
                                                    2000            1999            2000
                                                 ---------       ---------       ---------
Expenses:
    Salaries                                       148,179                         148,179
    Professional fees                               47,613                          48,658
    Rent                                            16,000                          16,000
    Office                                           9,114                           9,114
    Payroll taxes                                   10,487                          10,487
    Automobile expenses                              1,354                           1,354
    Contributions                                      100                             100
    Insurance                                        8,066                           8,066
    Miscellaneous                                    1,182             189           1,440
    Outside services                                   924                             924
    Telephone                                          540                             540
    Travel and entertainment                         6,164                           6,164
    Depreciation and amortization                    2,716              20           2,716
                                                 ---------       ---------       ---------
      Total expenses                               252,439             209         253,742
                                                 ---------       ---------       ---------
(Loss) during development stage                   (252,439)           (209)       (253,742)
                                                 ---------       ---------       ---------
Other income (expense):
    Interest income                                 68,263            --            68,263
    (Interest expense)                             (28,433)           --           (28,433)
                                                 ---------       ---------       ---------
      Total other income                            39,830            --            39,830
                                                 ---------       ---------       ---------

(Loss) before income taxes                        (212,609)           (209)       (213,912)

Income tax expense                                     625                             625

                                                 ---------       ---------       ---------
Net (loss)                                       $(213,234)      $    (209)      $(214,537)
                                                 =========       =========       =========

Net (loss) per common share based
     upon 11,012,973 and 500
    (weighted average) shares, respectively      $   (0.02)      $   (0.42)      $   (0.02)
                                                 =========       =========       =========


                       See notes to financial statements.

                              RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                      December 19,
                                                                    Nine Months           1997
                                                                       Ended         (inception) to
                                                                     August 31,        August 31,
                                                                        2000              2000
                                                                    -----------       -----------
Cash Flows from Operating Activities:
Net loss                                                            $  (213,234)      $  (214,537)
Adjustment to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation and Amortization expense                                 2,716             2,796
    (Increase) in interest receivable                                    (1,045)           (1,045)
    Increase in accounts payable and accrued expenses                    17,500            17,500
                                                                    -----------       -----------
      Net cash (used in) operating activities                          (194,063)         (195,286)
                                                                    -----------       -----------
Cash Flows from Investing Activities:
    Purchase of fixed assets                                            (11,465)          (11,465)
                                                                    -----------       -----------
      Net cash (used in) investing activities                           (11,465)          (11,465)
                                                                    -----------       -----------

Cash Flows from Financing Activities:
    Cash received from issuance of common stock                       1,504,250         1,504,250
    Additional paid in capital contributed by a former officer            2,000
    Redemption of original shareholder                                 (150,000)         (150,000)
    Write off of deferred offering costs                                   (927)
    (Increase) in loan receivable                                    (1,119,347)       (1,119,347)
    Proceeds from loan payable                                        1,117,602         1,117,602
                                                                    -----------       -----------

      Net cash provided by financing activities                       1,352,505         1,353,578
                                                                    -----------       -----------

Net increase in cash                                                  1,146,977         1,146,827

Cash - December 1,                                                        1,350             1,500
                                                                    -----------       -----------

Cash - May 31,                                                      $ 1,148,327       $ 1,148,327
                                                                    ===========       ===========

Supplemental Disclosures:

    Income tax                                                      $       625       $       625
                                                                    ===========       ===========

    Interest paid                                                   $    26,688       $    26,688
                                                                    ===========       ===========


                       See notes to financial statements.

                              RELOCATE 411.COM, INC
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                  Three Months     Three Months
                                                      Ended           Ended
                                                   August 31,       August 31,
                                                      2000            1999
                                                    -------          -------

Expenses:
   Salaries                                          42,700             --
   Professional fees                                 35,430             --
   Rent                                               6,000             --
   Office                                               145             --
   Payroll taxes                                      3,409             --
   Automobile expenses                                  650             --
   Insurance                                          1,684             --
   Miscellaneous                                     (2,777)            --
   Telephone                                            111             --
   Travel and entertainment                           5,109             --
   Depreciation and amortization                        905             --
                                                    -------          -------
      Total expenses                                 93,366             --
                                                    -------          -------
(Loss) during development stage                     (92,342)            --
                                                    -------          -------

Other income (expense):
   Interest income                                   44,293             --
   (Interest expense)                               (26,688)            --
                                                    -------          -------
      Total other income                             17,605             --
                                                    -------          -------
(Loss) before income taxes                          (74,737)            --
                                                    -------          -------
Income tax expense                                     --               --
                                                    -------          -------
Net (loss)                                          (74,737)            --
                                                    =======          =======
Net (loss) per common share based
    upon 12,675,000 and 500
   (weighted average) shares, respectively            (0.01)               0
                                                    =======          =======


                       See notes to financial statements.

                             RELOCATE 411.COM, INC.
                   FORMERLY KNOWN AS STATESIDE FUNDINGS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2000


Note 1 - Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. These adjustments were considered usual and normal in nature. For the period ended August 31, 2000, the Company had no operational activities other than the preparation of the information that will appear on the website and the development of that website. For further information, refer to the financial statements and footnotes included in the Company's registration statement on Form 10-SB.

Note 2 - Note Receivable:

     On May 25, 2000. the Company loaned $1,117,602 to Teltran International Group, Ltd. Teltran is a publicly held company presently trading on the NASD OTC Pink Sheets, and some of its stockholders and officers own approximately 42% of Relocate. The loan matures November 25, 2000 with interest at 9 1/2% annually and is secured by a promissory note. The note has been secured by 600,000 shares each of common stock of Teltran and Antra Holdings Group, Inc. Antra is also a publicly held company traded on the NASD OTC Pink Sheets. Teltran owns the Antra shares which were acquired in April 1999 when each company originally exchanged 2,000,000 shares of their common stock. Additionally, Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly owned foreign subsidiary of Teltran.

     Teltran also issued 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

Note 3 - Bank Loan Payable:

     The bank loan consists of a short term loan due to Chase Manhattan Bank and is due November 25, 2000. Interest is payable at 9.5% per annum. The loan is collateralized by a jumbo CD.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                                 August 31, 2000


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

At August 31, 2000, the Company's current assets amounted to $2,268,719, while current liabilities amounted to $1,135,502. The current assets consists of cash received in a private placement dated January 26, 2000. Proceeds were exchanged for 5,115,000 common stock and 5,115,000 common stock purchase warrants issued to subscribers and placement agents.

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