Form 10KSB
period 2000-11-30
RELOCATE 411 COM INC /
filed 2001-03-15
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----
           EXCHANGE ACT OF 1934

For the Fiscal year ended November 30, 2000

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 0-25591

                              Relocate 411.com, Inc
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

Registrant's Telephone Number, Including Area Code (212) 643-1600

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is $_______.

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

Yes ____            No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         12,675,000
------------------------------                         ---------
      (Title of Class)                           (Shares outstanding at
                                                    November 30, 2000)

                            RELOCATE 411.COM, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED NOVEMBER 30, 2000

                                     INDEX

PART I                                                         Page

Item 1              Business                                    1

Item 2              Properties                                  1

Item 3              Legal Proceedings                           1

Item 4              Submission of Matters to a Vote of
                    Security Holders                            1

PART II

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters             1

Item 6              Selected Financial Data                     2

Item 7              Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                               2

Item 8              Financial Statements and Supplementary
                    Data                                        2

Item 9              Disagreements on Accounting and
                    Financial Disclosure                        2
PART III

Item 10             Directors and Executive Officers
                    of the Registrant                           2

Item 11             Executive Compensation                      2 - 3

Item 12             Security Ownership of Certain Beneficial
                    Owners and Management                       3

Item 13             Certain Relationships and Related
                    Transactions                                4

PART IV

Item 14             Exhibits, Financial Statement, Schedules
                    and Reports on Form 8-K                     4 - 8

Signatures                                                      8 - 9

                                     PART 1

Item 1. Business

         Relocate 411.Com, Inc., formerly known as Stateside Fundings, Inc., was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered a development stage since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations have not yet commenced and there have been no revenues to date. The Company is developing a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

         On January 26, 2000, the stockholders of Relocate 411.Com, Inc. a New York Corporation completed a merger and stock exchange with Stateside Fundings, Inc., A Delaware Corporation.

Item 2. Properties

      The Company at present has no real property and maintains an office at the office of its President, Darrell Lerner, at One Penn Plaza, Suite 4429, New York, New York 10119, at $2,000 per month.

Item 3. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no established public trading market for the Company's Common Stock.

      Number of Shareholders - 15

Item 6. Selected Financial Data

                                                       Nov. 30        Nov. 30
                                                         2000           1999
                                                       -------         ------

Income from Operations                                $        0       $    0
Total Current Assets                                   1,130,391        1,350
Other Assets                                               9,024          320
Total Assets                                           1,139,415        1,670
Total Current Liabilities                                 13,243          400
Total Stockholders Equity                              1,139,415        1,270

Item 7. Management Discussion & Analysis

      Presently, we are continuing to attempt to implement our business plan. However, in order to do so it is necessary for us to raise a substantial amount of capital. If we are unable to raise the necessary funding in the near future as a result of market conditions or otherwise, we will be forced to curtail certain operations and consider alternative business plans and objectives for the company.

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

      For the twelve months of 2000 we had no revenues although expenses totaled $204,348. The expenses consisted of approximately $140,000 in salary and benefits and $114,000 in general and administrative costs. We also incurred approximately $54,000 in interest expense, however we incurred approximately $108,000 in interest income from the funds raised through private placement. We incurred a large portion of these expenses due to the private placement and our attempts to implement our business plan. We currently need to raise financing to maintain operation.

Item 8. Financial Statements

      Attached

Item 9. Disagreements on Accounting and Financial Disclosures

      None

                                    PART III

Item 10. Directors and Executive Officers

      The Company has two Directors and Officers as follows:

Name                        Age           Positions and Offices Held
----                        ---           --------------------------

Darrell Lerner              26            President, Chief Executive Officer,
                                          Treasurer and Director

Byron R. Lerner             56            Vice-President, Secretary and
                                          Director

      Darrell Lerner (age 26) has been Relocate 411.com, Inc.'s President and Director since its inception. From April 1998 to the present, Mr. Lerner has been the president and director of Fantasy Sports Net, Inc., an internet company which provides interactive fantasy sports games and sports related information. Mr. Lerner is a Cum Laude graduate of Hofstra University and a graduate of Hofstra Law School. Mr. Lerner has a degree in business administration/finance and extensive experience in tele-communications and journalism.

      Byron R. Lerner (age 56) has been Relocate 411.com, Inc.'s Vice-President and Director since its inception. From June 1997 to the present, Mr. Lerner has been the president and chief executive officer of Teltran International, a public company on the OTC pink sheets. Between 1993 and 1995, Mr. Lerner was president of a firm he founded which engaged in the resale of domestic and international long distance phone time. From 1990 to 1993, Mr. Lerner was president of L&S Communications, a reseller of domestic and international long distance telephone time. Mr. Lerner brings over twenty-five years of sales and general management experience to Relocate 411.com, Inc.

Item  11. Executive compensation

The following table sets forth compensation earned by our Chief Executive Officer and our other executive officers (the "Named Executive Officers") to date:

Name                       Principal Position                 Year       Salary
----                       ------------------                 ----       ------

Darrell Lerner             President, Chief Executive         2000       $36,000
                           Officer, Treasurer and
                           Director

Byron R. Lerner            Vice-President, Secretary          2000       $36,000
                           and Director

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of stockholders and until their successors are chosen and qualified.

Item 12. Management's Remuneration and Transactions

      a.    Security Ownership of Certain Beneficial Owners

      The following table sets forth, as of November 30, 2000, certain transactions with respect to the beneficial ownership of Relocate 411.com, Inc.'s Common Stock by:

      (a) each person who beneficially owns more than five percent of Relocate 411.com, Inc.'s outstanding Common Stock;

      (b)   each director of Relocate 411.com, Inc.;

      (c)   each of the  executive  officers  named in the Summary  Compensation
            Table;

      (d) all directors and executive officers of Relocate 411.com, Inc. as a group; and

      (e)   each Selling Shareholder.

================================================================================
Name of Beneficial Owner              Amount & Nature of             Percentage
                                      Beneficial  Ownership
--------------------------------------------------------------------------------

Darrell Lerner                        2,200,000                          17%
Byron R. Lerner                       2,200,000                          17%
Barry Manko                           2,200,000                          17%
Austost Anstalt Schaan                1,500,000                          12%
Balmore Funds, S.A.                   1,500,000                          12%
Amro International, S.A.                791,250                           6%
James Tubbs                             900,000                           7%
All Officer and Directors as a        4,400,000
Group (3 persons)
--------------------------------------------------------------------------------

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

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      None

                                    DON FUCHS
                           Certified Public Accountant
                                370 Brook Avenue
                            Passaic, New Jersey 07055
                                 (973) 777-9895

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate 411.Com, Inc.
One Penn Plaza
Suite 4429
New York, New York 10119

Gentlemen:

      I have audited the accompanying balance sheet of Stateside Fundings, Inc. (a development stage company) as of November 30, 2000 and November 30, 1999, and the related Statements of Operations, Cash Flows, and Stockholders' Equity for the year ended November 30 2000 and November 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relocate 411.Com, Inc. as of November 30, 2000 and November 30, 1999, and the Statements of Operations, Cash Flows, and Stockholders' Equity for the years ended November 30, 2000 and November 30, 1999, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, and has no income since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter, specifically the proposed public offering, are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       DON FUCHS
CERTIFIED PUBLIC ACCOUNTANT

March 14, 2001

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 November 30          November 30
                                                                                 -----------          -----------
                                                                                    2000                 1999
                                                                                    ----                 ----
CURRENT ASSETS:
       Cash                                                                      $     7,781          $     1,350
       Interest receivable                                                            10,008                   --
       Note receivable                                                             1,112,602                   --
                                                                                 -----------          -----------
                   Total current assets                                          $ 1,130,391          $     1,350
FIXED AND OTHER ASSETS:
       Property and equipment at cost, less
            accumulated depreciation                                                   8,764                   --
       Other assets
            Organization costs - net of amortization                                     260                  320
                                                                                 -----------          -----------
TOTAL ASSETS                                                                     $ 1,139,415          $     1,670
                                                                                 ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accrued liabilities                                                             8,218                  400
       Income tax payable                                                              5,025                   --
                                                                                 -----------          -----------
            Total current liabilities                                                 13,243                  400
STOCKHOLDERS' EQUITY
       Preferred stock, $0.0001 par value 10,000,000
       shares authorized and none issued in 2000
       or 1999
       Common stock,  $0.0001 par value, 50,000,000
            shares authorized, issued and outstanding 12,675,000 shares
            November 30, 1999 and 5,000,000 shares November 30, 1999                   1,268                  500
       Additional paid-in-capital                                                  1,330,555                2,073
       Accumulated deficit                                                          (205,651)              (1,303)
                                                                                 -----------          -----------
                   Total stockholders' equity                                      1,126,172                1,270
                                                                                 -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,139,415          $     1,670
                                                                                 ===========          ===========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Twelve months ended
                                                                     November 30,
                                                                     ------------
                                                                2000             1999
                                                                ----             ----
EXPENSES:
      Salaries and benefits                                  $ 139,888        $      --
      General and administrative                               113,960            1,303
                                                             ---------        ---------

              Total expenses                                 $ 253,848        $   1,303
                                                             ---------        ---------

(Loss) during development stage                               (253,848)          (1,303)

OTHER INCOME (EXPENSE):
      Interest income                                          108,481               --
      Interest expense                                         (53,956)              --
                                                             ---------        ---------
Total other income                                           $  54,525        $      --
                                                             ---------        ---------
(Loss) before income taxes                                   $(199,323)       $  (1,303)
Income tax expense                                               5,025               --
                                                             ---------        ---------
Net (loss)                                                   $(204,348)       $  (1,303)
                                                             =========        =========
Net (loss) per common share based upon 11,476,438
      and 500 (weighted average) share, respectively         $   (0.02)       $   (2.61)
                                                             =========        =========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Additional
                                                             Shares           Common       Paid-in       Accumulated
                                                             Issued           Stock        Capital         Deficit          Total
                                                             ------           -----        -------         -------          -----
Year  Ended November 30, 2000

Balance -- November 30, 1999                               5,000,000     $       500    $     2,073     $    (1,303)    $     1,270

        Deferred offering costs charged
        against additional paid-in capital                                                  (25,000)                        (25,000)

        Issuance of shares in private
        placement                                          5,175,000     $       518      1,503,732              --       1,504,250

        Relocate 411.com Inc. pre-merger
        shares                                                    66     $       250    $        --              --             250

        Redemption of original shares                     (4,100,000)    $        --       (150,000)             --        (150,000)

        Conversion in merger to 6,600,000                  6,599,934     $        --           (250)             --            (250)

Net Loss                                                          --              --             --        (204,348)       (204,348)
                                                           ---------     -----------    -----------     -----------     -----------

Balance - November 30, 2000                               12,675,000     $     1,268    $ 1,330,555     $  (205,651)    $ 1,126,172
                                                          ==========     ===========    ===========     ===========     ===========
Year  Ended November 30, 1999

Balance -- November 30, 1998                               5,000,000     $       500    $     1,000     $        --     $     1,500

        Deferred offering costs charged
        against additional paid-in capital                                                     (927)                           (927)

        Additional paid-in capital contributed
        by officer- October 1999                                                              2,000                           2,000

Net Loss                                                          --              --             --          (1,303)         (1,303)
                                                           ---------     -----------    -----------     -----------     -----------

Balance - November 30, 1999                                5,000,000     $       500    $     2,073     $    (1,303)    $     1,270
                                                           =========     ===========    ===========     ===========     ===========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the year ended
                                                                            November 30,
                                                                            ------------
                                                                        2000           1999
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                      $  (204,348)  $    (1,303)
      Adjustment to reconcile net (loss) to net cash
          used in operating
          activities:
          Amortization and depreciation                                   2,761            80
          Change in assets and liabilities:
              (Increase) in interest receivable                         (10,008)            0
              Accounts payable and accrued liabilities                    7,818             0
              Income taxes payable                                        5,025             0
                                                                    -----------   -----------

              Net Cash Used in Operating Activities                    (198,752)       (1,223)
                                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment
                                                                        (11,465)           --
                                                                    -----------   -----------
              Net Cash Used In Investing Activities
                                                                        (11,465)           --
                                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Cash received from issuance of common stock                     1,504,250             0
      Additional paid-in capital contributed by officer                       0         2,000
      Redemption of original shareholder                               (150,000)
      Write-off of deferred offering costs against capital              (25,000)         (927)
      (Increase) in loan receivable                                  (1,117,602)           --
      Repayment of loan receivable                                        5,000
      Proceeds from loan payable                                      1,117,602             0
      Repayment of loan payable                                      (1,117,602)            0
                                                                    -----------   -----------
              Net Cash Provided by Financing Activities                 216,648         1,073
                                                                    -----------   -----------
INCREASE (DECREASE) IN CASH                                         $     6,431   $      (150)
      Cash - beginning of year                                            1,350         1,500
                                                                    -----------   -----------
      Cash - end of year                                            $     7,781   $     1,350
                                                                    ===========   ===========
Supplemental Disclosures:
      Non cash issuance of 6,600,000 common shares of
          stock @ $.0001 par value per merger agreeement            $        --   $        --
                                                                    ===========   ===========
      Income tax paid                                               $        --   $        --
                                                                    ===========   ===========
      Interest paid                                                 $    53,956   $        --
                                                                    ===========   ===========

                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

      Relocate 411.Com, Inc., formerly known as Stateside Fundings, Inc., was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered a development stage since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations have not yet commenced and there have been no revenues to date. The Company is developing a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

      On January 26, 2000, the stockholders of Relocate 411.Com, Inc. a New York Corporation completed a merger and stock exchange with Stateside Fundings, Inc., A Delaware Corporation. Contemporaneously, with the merger, Stateside issued 5,175,000 shares of its common stock in a private placement transaction, receiving net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 share of common stock from the founder of Stateside. As part of the merger, Stateside then issued 6,600,000 common shares to Relocate 411.Com, Inc. in exchange for the 66 shares held by the stockholders of Relocate.

      On January 27, 2000, Stateside (the surviving entity) filed a Certificate of Amendment changing their name to Relocate 411.Com, Inc.

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Development Stage Activities and Operations:

      All costs incurred in development activities are charged to operations as incurred. The Company has not produced any revenues from operations.

Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

Fair Value of Financial Instruments:

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

Impairment of Long-Lived Assets:

      The Company has not completed its evaluation of the adoption of SFAS 121, "Accounting for the Impairment Long-Lived Assets and for Long-Lived Assets to be Disposed of." However, management believes any such effect will not be material.

Fixed Assets:

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to ten years. Depreciation expense for the twelve months ended November 30, 2000 is $ 2,701.

Loss Per Common Share:

      The Company is authorized to issue 50,000,000 common shares with a par value of $.0001, and 10,000,000 preferred shares with a par value of $.0001.

      The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement was retroactively applied to the prior loss per share but did not have any effect.

      Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the twelve months ended November 30, 2000 was 11,476,438.

NOTE 3 - NOTE RECEIVABLE:

      On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd., a publicly held company presently trading on the NASD OTC Pink Sheets. Some of Teltran's stockholders and officers own approximately 42% of Relocate. The loan matured November 25, 2000 with interest at 9 1/2% annually and was secured by a promissory note(see Note 3). The note has been secured by 600,000 shares each of common stock of Teltran and Antra Holdings Group, Inc., a publicly held company traded on the NASD OTC Pink Sheets. Teltran owns the Antra shares, which were acquired in April 1999 when each company originally exchanged 2,000,000 shares of their common stock. Additionally, Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

      The balance of the note receivable at November 30, 2000 was $1,112,602.

NOTE 4 - INTEREST RECEIVABLE

      An amount representing earned but unpaid interest on the aforementioned note receivable is included as a current asset.

NOTE 5 - ORGANIZATION COSTS

      Expenses incurred in connection with the formation of the Company have been capitalized and are being amortized over a period of five years on the straight-line method. The asset is shown net of amortization.

NOTE 6 - INCOME TAX PAYABLE

      Income taxes have been accrued based on alternative methods of computing minimum New York State and City corporate taxes.

NOTE 7 - CAPITALIZATION

      The Company is authorized to issue 50,000,000 common shares with a par value of $.0001, and 10,000,000 blank check preferred shares with a par value of $.0001.

On December 1, 1997, the Company issued a total of 5,000,000 shares of its common stock to three individuals, for a total consideration of $1,500($.0003 per share).

NOTE 8 - ADDITIONAL PAID-IN-CAPITAL

      In connection with this offering the company has incurred various costs which were classified as Deferred Offering Costs in the sum total of $25,000 for the year ended November 30, 2000. These costs are being charged to additional paid-in capital.

NOTE 9 - CONFLICTS OF INTEREST

      Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management have other interests including business interests to which they devote their primary attention. Management may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      The Company sublease office space, from a Company that has some common shareholders/officers expiring December 31, 2000. The sublease agreement renews automatically each year but there no guarantee or requirement that the lease be renewed. Rent expense for the year ended November 30, 2000 amounted to $24,000. The annual rental commitments for the year ended November 30 are as follows:

            2001                           $ 24,000
            2002                             24,000
            2003                             24,000
            2004                             24,000
            2005 through 2011               170,000
                                            -------
                                           $266,000

NOTE 11 - INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of November 30, 2000, the Company had a Federal and State tax net operating loss of approximately $205,000. The Company established a 100% valuation allowance equal to the net deferred tax assets, as the Company could not conclude that it was more likely than not that the deferred tax asset would be realized.

NOTE 12 - SUBSEQUENT EVENTS

         On January 15, 2001 the Company received preferred shares in NCTN Networks, Inc. in full settlement of the note receivable shown on its balance sheet in the amount of $1,112,602. The Company retained the warrants it received and returned all collateral which it received upon the initial financing.

NOTE 13 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a development stage company, the Company has no revenue from operations and limited financing. The Company's continued existence is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments that might result from this uncertainty. Management is in the process of finalizing the development of its websites and other operating plans.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RELOCATE 411.COM, INC.
                                          -------------------------------
                                          (Registrant)

                                          By:  /s/ Darrell Lerner
                                          ----------------------------------
                                              Darrell Lerner
                                              President

                                          Date: March 15, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

                                           By:  /s/ Darrell Lerner
                                           ----------------------------------
                                               Darrell Lerner
                                               President

                                           Date: March 15, 2001