Form 10KSB
period 2001-02-28
RELOCATE 411 COM INC /
filed 2001-04-18
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----
           EXCHANGE ACT OF 1934

For the quarter ended February 28, 2001

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

Yes ____            No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         12,675,000
------------------------------                         ----------
      (Title of Class)                           (Shares outstanding at
                                                    February 28, 2001)

                             RELOCATE 411.COM, INC.
                                    FORM 10-K
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001

                                     INDEX                             Page

PART I       FINANCIAL INFORMATION

ITEM 1       Balance Sheet, February 28, 2001                              2

             Statement of Income & Expenses for the three
             months ended February 28, 2001                                3

             Statement of Cash Flows for the three
             months ended February 28, 2001                                4

             Notes to Financial Statements                                 5

             Management's Discussion and
             Analysis of Results of Operations                             6

PART II      Other Information - Items 1-6                                 6

Signatures                                                                 7

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   February 28   February 28
                                                                   -----------   -----------
                                                                      2001          2000
                                                                      ----          ----
CURRENT ASSETS:
   Cash                                                          $       174    $ 1,271,427
   Interest receivable                                                36,070             --
   Note receivable                                                 1,112,602             --
                                                                 -----------    -----------

                          Total current assets                   $ 1,148,846    $ 1,271,427

FIXED AND OTHER ASSETS:
   Property and equipment at cost, less
              accumulated depreciation                                 8,191          9,739

   Other assets
         Organization costs - net of amortization                        240            300
                                                                 -----------    -----------

TOTAL ASSETS                                                     $ 1,157,277    $ 1,281,466
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued liabilities                                           $     3,000    $     1,025
   Income tax payable                                                  5,025             --
                                                                 -----------    -----------

         Total Current Liabilities                               $     8,025    $     1,025
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value 10,000,000
   shares authorized and none issued in 2000
   or 1999
   Common stock,  $0.0001 par value, 50,000,000
         shares authorized, issued and outstanding
         12,675,000 shares February 28, 2001 and
         12,150,000 shares February 29,2000                      $     1,268    $     1,215
   Additional paid-in-capital                                      1,330,555      1,355,608
   Accumulated deficit                                              (182,571)       (76,382)
                                                                 -----------    -----------
                         Total Stockholders' Equity              $ 1,149,252    $ 1,280,441
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,157,277    $ 1,281,466
                                                                 ===========    ===========

                             RELOCATE 411.COM, INC.
                  (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three months ended
                                                                February 28,
                                                                ------------
                                                              2001        2000
                                                              ----        ----
NET REVENUE                                                $     --    $     --

DIRECT PROJECT COSTS
             Amortization of program costs                       --          --
             Other direct project costs                          --          --
                                                           --------    --------

             Total direct project costs                    $     --    $     --
                                                           --------    --------

GROSS PROFIT                                               $     --    $     --
                                                           --------    --------

EXPENSES:
             Salaries and benefits                         $     --    $     --
             General and administrative                       3,000      75,077
                                                           --------    --------

                        Total expenses                     $  3,000    $ 75,077
                                                           --------    --------

(Loss) before Other Income                                   (3,000)    (75,077)

OTHER INCOME (EXPENSE):
             Interest income                                 26,080          --
             Interest expense                                    --          --
                                                           --------    --------

Total Other Income                                         $ 26,080    $     --
                                                           --------    --------

Net Profit (Loss)                                          $ 23,080    $(75,077)
                                                           ========    ========

Net profit (loss) per common share based upon 12,675,000
             and 7,706,227 (weighted average) shares,
             respectively                                  $   0.01    $  (0.01)
                                                           ========    ========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the three months ended
                                                                                  February 28,
                                                                                  ------------
                                                                              2001          2000
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               23,080       (75,077)
      Adjustment to reconcile net (loss) to net cash used in operating activities:
           Amortization and depreciation                                        593           903
           Change in assets and liabilities:
                (Increase) in interest receivable                           (26,062)           --
                Advances to affiliates                                           --            --
                Prepaid expenses                                                 --            --
                Prepaid income taxes                                             --            --
                Accounts payable and accrued liabilities                     (5,218)        1,090
                Income taxes payable                                             --            --
                                                                             ------     ---------

                Net Cash Used in Operating Activities                        (7,607)      (73,084)
                                                                             ------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                                      --       (10,624)
                                                                             ------     ---------

                Net Cash Used In Investing Activities                            --       (10,624)
                                                                             ------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from private placement                                            --     1,353,785
                                                                             ------     ---------

                Net Cash Provided by Financing Activities                        --     1,353,785
                                                                             ------     ---------

INCREASE (DECREASE) IN CASH                                                  (7,607)    1,270,077


      Cash - beginning of period                                              7,781         1,350
                                                                             ------     ---------

      Cash - end of quarter                                                     174     1,271,427
                                                                             ======     =========

Supplemental Disclosures:
      Non cash issuance of 6,600,000 common shares of
           stock @ $.0001 par value per merger agreeement                        --            --
                                                                             ======     =========
      Income tax paid                                                            --            --
                                                                             ======     =========
      Interest paid                                                              --            --
                                                                             ======     =========

                                     PART 1
                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 28, 2001

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

NOTE 2 - NOTE RECEIVABLE:

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

      The balance of the note receivable at November 30, 2000 was $1,112,602 and is currently in default.

NOTE 3 - INTEREST RECEIVABLE

      An amount representing earned but unpaid interest on the aforementioned note receivable is included as a current asset.

NOTE 4 - CONFLICTS OF INTEREST

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

NOTE 12 - SUBSEQUENT EVENTS

On March 2, 2001 the Company received preferred shares in NCTN Networks, Inc. in full settlement of the note receivable and the outstanding interest. The Company retained the warrants it received and returned all Teltran shares certificates, which were held as security for the note receivable. Simultaneously, these preferred shares were exchanged as consideration for all outstanding shares and warrants in the Company held by the Company's investors.

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

      For the three months ended February 28, 2001 no revenues were generated. General and administrative costs totaled $3,000. We earned approximately $26,000 in interest income from an outstanding note, which at statement date is in default. We currently need to raise funds to maintain operations.

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

                                     Date: April 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

                                      By:  /s/ Darrell Lerner
                                      ----------------------------------
                                          Darrell Lerner
                                          President and Chief Financial Officer

                                     Date: April 18, 2001