Form 10QSB
period 2001-05-31
RELOCATE 411 COM INC /
filed 2001-07-20
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

For the quarter ended May 31, 2001

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 0-25591

                              Relocate 411.com, Inc
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                              11-3462369
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation of Organization)                              Identification No.)

142 Mineola Avenue, Roslyn Heights, New York                      11577
(Address of Principal Executive Offices)                         Zip Code

Registrant's Telephone Number, Including Area Code (212) 760-2757

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

Yes ____            No  ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         11,900,000
------------------------------                         ----------
      (Title of Class)                           (Shares outstanding at
                                                    May 31, 2001)

                             RELOCATE 411.COM, INC.
                                    FORM 10-Q
                      FOR THE SIX MONTHS ENDED MAY 31, 2001

                                     INDEX                               Page

PART I       FINANCIAL INFORMATION

ITEM 1       Balance Sheet, May 31, 2001                                   2

             Statement of Income & Expenses for the six
             months and three months ended May 31, 2001                    3

             Statement of Cash Flows for the three
             months ended May 31, 2001                                     4

             Notes to Financial Statements                                 6

             Management's Discussion and
             Analysis of Results of Operations                             7

PART II      Other Information - Items 1-6                                 7

Signatures                                                                 8

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              May 31            November 30
                                                                               2001                2000
                                                                           -----------          -----------
CURRENT ASSETS:
       Cash                                                                $        --          $     7,781
       Interest receivable                                                          --               10,008
       Loan receivable                                                              --            1,112,602
                                                                           -----------          -----------

                    Total current assets                                            --          $ 1,130,391

FIXED AND OTHER ASSETS:
       Property and equipment at cost, less
            accumulated depreciation                                             7,618                8,764

       Other assets
            Organization costs - net of amortization                               220                  260
                                                                           -----------          -----------

TOTAL ASSETS                                                                     7,838          $ 1,139,415
                                                                           ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Bank overdraft                                                      $       255          $        --
       Accrued liabilities                                                         750                8,218
       Accounts Payable                                                          1,641                   --
       Loans                                                                     3,000                   --
       Income tax payable                                                        5,025                5,025
                                                                           -----------          -----------

            Total Current Liabilities                                           10,416          $    13,243
                                                                           -----------          -----------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.0001 par value 10,000,000
       shares authorized and none issued in 2000
       or 1999                                                                      --                   --
       Common stock,  $0.0001 par value, 50,000,000
            shares authorized, issued and outstanding 11,900,000 shares
            May 31, 2001and 12,675,000 shares November 30, 2000                  1,190                1,268
       Additional paid-in-capital                                              225,361            1,330,555
       Accumulated deficit                                                    (229,384)            (205,651)
                                                                           -----------          -----------
                    Total Stockholders' Equity                                  (2,833)         $ 1,126,172
                                                                           -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       7,583          $ 1,139,415
                                                                           ===========          ===========

                             RELOCATE 411.COM, INC.
                  (Formerly known as Stateside Funding, Inc. )

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        Six months ended                Three months ended
                                                                             May 31                           May 31
                                                                    --------------------------      -------------------------
                                                                       2001           2000             2001           2000
                                                                    ---------       ---------       ---------       ---------
EXPENSES:
      Salaries and benefits                                         $  42,000       $      --       $  42,000       $      --
      General and administrative                                        7,812         159,073           4,813          84,621
                                                                    ---------       ---------       ---------       ---------

              Total expenses                                        $  49,812       $ 159,073       $  46,813       $  84,621
                                                                    ---------       ---------       ---------       ---------

(Loss) before Other Income                                            (49,812)       (159,073)        (46,813)        (84,621)

OTHER INCOME (EXPENSE):
      Interest income                                                  26,080          23,970              --          23,970
      Interest expense                                                     --          (1,745)             --          (1,745)
                                                                    ---------       ---------       ---------       ---------

Total Other Income                                                  $  26,080       $  22,225       $      --       $  22,225
                                                                    ---------       ---------       ---------       ---------

(Loss) before provision for income taxes                            $ (23,733)      $(136,848)      $ (46,813)      $ (62,396)

Provision for income taxes                                          $      --       $     625       $      --       $      --
                                                                    ---------       ---------       ---------       ---------

Net income (loss)                                                   $ (23,733)      $(137,473)      $ (46,813)      $ (62,396)
                                                                    =========       =========       =========       =========

Net profit (loss) per common share based upon 12,287,500
      and 7,706,227 (weighted average) shares, respectively         $   (0.01)      $   (0.01)      $   (0.01)      $   (0.01)
                                                                    =========       =========       =========       =========

                             RELOCATE 411.COM, INC.
                  (Formerly known as Stateside Funding, Inc. )

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the six months ended
                                                                                May 30
                                                                   -------------------------------
                                                                       2001               2000
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                         (23,733)            (75,077)
      Adjustment to reconcile net (loss) to net cash
           used in operating activities:
           Amortization and depreciation                                 1,186                 903
           Common stock issued for services                             43,400                  --
           Exchange of receivable for investment in
               foreign stock                                           (36,070)                 --
           Change in assets and liabilities:
               Decrease in interest receivable                          10,008                  --
               Increase (decrease) accounts payable
                             and accrued liabilities                    (5,827)              1,090
                                                                   -----------         -----------
               Net Cash Used in Operating Activities               $   (11,036)        $(73,084.00)
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                        $        --         $(10,624.00)
                                                                   -----------         -----------

               Net Cash Used In Investing Activities               $        --         $(10,624.00)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from shareholder loan                               $     3,000         $        --
      Proceeds from private placement                                       --           1,353,785
                                                                   -----------         -----------

               Net Cash Provided by Financing Activities           $     3,000         $ 1,353,785
                                                                   -----------         -----------

INCREASE (DECREASE) IN CASH                                        $    (8,036)        $ 1,270,077

      Cash - beginning of period                                         7,781         $     1,350
                                                                   -----------         -----------

      Cash - end of quarter                                        $      (255)        $ 1,271,427
                                                                   ===========         ===========

Supplemental Disclosures:
      Non cash issuance of4,340,000 common shares of
           stock @ $.0001 par value per merger agreeement                   --                  --
                                                                   ===========         ===========
      Income tax paid                                                       --                  --
                                                                   ===========         ===========
      Interest paid                                                         --                  --
                                                                   ===========         ===========

                                     PART 1
                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2001

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

      On January 27, 2000, Stateside (the surviving entity) filed a Certificate of Amendment changing their name to Relocate 411.Com, Inc.

NOTE 2 - NOTE RECEIVABLE:

      On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd., a publicly held company presently trading on the NASD OTC Pink Sheets. Some of Teltran's stockholders and officers own approximately 42% of Relocate. The loan bore interest at 9 1/2% annually and was secured by a promissory note(see Note 3). Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

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

NOTE 3 - CONFLICTS OF INTEREST

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

      For the six months ended May 31, 2001 no revenues were generated. General and administrative costs totaled $7,812 compared to $159,073 for the same period ended May 31, 2000. Salary and benefits costs totaled $42,000 compared to $0 for the same period ended May 31, 2000. We earned approximately $26,000 in interest income from an outstanding note, which was retired prior to May 31, 2001. We currently need to raise funds to maintain operations.

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

                                          RELOCATE 411.COM, INC.
                                          -------------------------------------
                                          (Registrant)

                                          By: /s/ Darrell Lerner
                                          -------------------------------------
                                          Darrell Lerner
                                          President

                                          Date: July 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

                                          By: /s/ Darrell Lerner
                                          -------------------------------------
                                          Darrell Lerner
                                          President and Chief Financial Officer

                                          Date: July 19, 2001