Form 10-Q
period 2001-08-31
RELOCATE 411 COM INC /
filed 2001-10-15
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No ____

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

Yes ____            No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         9,920,000
------------------------------                         ---------
      (Title of Class)                           (Shares outstanding at
                                                    August 31, 2001)

                             RELOCATE 411.COM, INC.
                                    FORM 10-Q
                      FOR THE NINE MONTHS ENDED AUGUST 31, 2001

                                     INDEX                               Page

PART I       FINANCIAL INFORMATION

ITEM 1       Balance Sheet, August 31, 2001                                4

             Statement of Income & Expenses for the six
             months and three months ended August 31, 2001                 5

             Statement of Cash Flows for the nine
             months ended August 31, 2001                                  6

             Notes to Financial Statements                                 7

             Management's Discussion and
             Analysis of Results of Operations                             8

PART II      Other Information - Items 1-6                                 8

Signatures                                                                 9

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      August 31
                                                                         2001
                                                                     ----------
FIXED AND OTHER ASSETS:
       Property and equipment at cost, less
            accumulated depreciation                                      7,045

       Other assets
            Organization costs - net of amortization                        200
                                                                     ----------

TOTAL ASSETS                                                              7,245
                                                                     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Bank overdraft                                                       149
       Accrued liabilities                                                  750
       Accounts payable                                                     630
       Loans payable                                                      5,867
       Income tax payable                                                 5,025
                                                                     ----------

            Total Current Liabilities                                    12,421
                                                                     ----------
STOCKHOLDERS' EQUITY
       Preferred stock, $0.0001 par value 10,000,000
            shares authorized and none issued in 2001
            or 2000                                                          --
       Common stock,  $0.0001 par value, 50,000,000
            shares authorized, 17,020,000 shares
            issued and outstanding .                                      1,702
       Treasury stock                                                (1,148,672)
       Additional paid-in-capital                                     1,373,521
       Accumulated deficit                                             (231,727)
                                                                     ----------
                    Total Stockholders' Equity                           (5,176)
                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                7,245
                                                                     ==========

                             RELOCATE 411.COM, INC.
                  (Formerly known as Stateside Funding, Inc. )

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Nine months ended              Three months ended
                                                                           August 31                      August 31
                                                                  -------------------------       -------------------------
                                                                     2001            2000            2001            2000
                                                                  ---------       ---------       ---------       ---------
EXPENSES:
      Salaries and benefits                                       $  42,000       $ 148,179       $      --       $  42,700
      General and administrative                                     10,155         104,260           2,343          50,666
                                                                  ---------       ---------       ---------       ---------

              Total expenses                                      $  52,155       $ 252,439       $   2,343       $  93,366
                                                                  ---------       ---------       ---------       ---------

(Loss) before Other Income                                          (52,155)       (252,439)         (2,343)        (93,366)

OTHER INCOME (EXPENSE):
      Interest income                                                26,080          68,263              --          44,293
      Interest expense                                                   --         (28,433)             --         (26,688)
                                                                  ---------       ---------       ---------       ---------

Total Other Income                                                $  26,080       $  39,830       $      --       $  17,605
                                                                  ---------       ---------       ---------       ---------

(Loss) before provision for income taxes                          $ (26,076)      $(212,609)      $  (2,343)      $ (75,761)

Provision for income taxes                                        $      --       $     625       $      --       $      --
                                                                  ---------       ---------       ---------       ---------

Net income (loss)                                                 $ (26,076)      $(213,234)      $  (2,343)      $ (75,761)
                                                                  =========       =========       =========       =========

Net profit (loss) per common share based upon 17,020,000
      and 7,706,227 (weighted average) shares, respectively       $      --       $   (0.02)      $      --       $   (0.01)
                                                                  =========       =========       =========       =========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the nine months ended
                                                                                  August 31, 2001
                                                                          -------------------------------
                                                                             2001                2000
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                (26,076)           (213,234)
      Adjustment to reconcile net (loss) to net cash
           used in operating activities:
           Amortization and depreciation                                        1,779               2,716
           (Increase) in interest receivable                                       --              (1,045)
           Common stock issued for services                                    43,400                  --
           Proceeds from shareholder loan                                       5,867                  --
           Exchange of receivable for investment in
               foreign stock                                                  (36,070)                 --
           Change in assets and liabilities:
               Decrease in interest receivable                                 10,008                  --
               Increase (decrease) accounts payable
                             and accrued liabilities                           (6,838)             17,500
                                                                          -----------         -----------
               Net Cash Used in Operating Activities                      $    (7,930)        $  (194,063)
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment                               $        --         $   (11,465)
                                                                          -----------         -----------

               Net Cash Used In Investing Activities                      $        --         $   (11,465)
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from private placement                                              --           1,504,250
      Rendeption of original shareholder                                           --            (150,000)
      (Increase) in loan receivable                                                --          (1,119,347)
      Proceeds from loan payable                                                   --           1,117,602
                                                                          -----------         -----------

               Net Cash Provided by Financing Activities                  $   (34,964)        $ 1,352,505
                                                                          -----------         -----------

INCREASE (DECREASE) IN CASH                                               $   (42,894)        $ 1,146,977

      Cash - beginning of period                                                7,781         $     1,350
                                                                          -----------         -----------

      Cash - end of quarter                                               $      (149)        $ 1,148,327
                                                                          ===========         ===========

Supplemental Disclosures:

      Non cash issuance of 4,340,000 common shares of
           stock @ $.0001 par value per merger agreeement                          --                  --
                                                                          ===========         ===========
      Income tax paid                                                              --                 625
                                                                          ===========         ===========
      Interest paid                                                                --              26,688
                                                                          ===========         ===========

                                     PART 1
                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2001

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

Management Discussion & Analysis

      Presently, we are continuing to attempt to implement our business plan. However, in order to fully do so it is necessary for us to raise additional capital. If we are unable to raise the necessary funding in the near future as a result of market conditions or otherwise, we will be forced to curtail certain operations and/or consider alternative business plans and objectives for the company.

      For the nine months ended August 31, 2001 no revenues were generated. General and administrative costs totaled $10,155 compared to $104,260 for the same period ended August 31, 2000. Salary and benefits costs totaled $42,000 compared to $148,179 for the same period ended August 31, 2000. We earned approximately $26,000 in interest income from an outstanding note, which was retired prior to May 31, 2001. We currently need to raise funds to maintain operations.

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

                                       RELOCATE 411.COM, INC.
                                       -----------------------------------------
                                       (Registrant)

                                       By: /s/ Darrell Lerner
                                           -------------------------------------
                                           Darrell Lerner
                                           President

                                       Date: October 15, 2001

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

                                       Date: October 15, 2001