Form 10KSB
period 2001-11-30
RELOCATE 411 COM INC /
filed 2002-03-01
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the Fiscal year ended November 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's Telephone Number, Including Area Code
                                                   ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
-------------------                             -------------------

--------------------------------                --------------------------------

--------------------------------                --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|_ No |_|

State the aggregate market value of the voting stock held by non- affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

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

Yes |_|  No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         9,950,000
------------------------------                         ---------
      (Title of Class)                           (Shares outstanding at
                                                    November 30, 2001)

                             RELOCATE 411.COM, INC.
                                    FORM 10-K
                      FOR THE YEAR ENDED NOVEMBER 30, 2001

                                     INDEX                     Page

PART I

Item 1              Business                                    1

Item 2              Properties                                  1

Item 3              Legal Proceedings                           1

Item 4              Submission of Matters to a Vote of
                    Security Holders                            1

PART II

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters             1

Item 6              Selected Financial Data                     1

Item 7              Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                               1

Item 8              Financial Statements and Supplementary
                    Data                                       2-8

Item 9              Disagreements on Accounting and
                    Financial Disclosure                        9
PART III

Item 10             Directors and Executive Officers
                    of the Registrant                           9

Item 11             Executive Compensation                      9

Item 12             Security Ownership of Certain Beneficial
                    Owners and Management                       9

Item 13             Certain Relationships and Related
                    Transactions                               10

PART IV

Item 14             Exhibits, Financial Statement, Schedules
                    and Reports on Form 8-K                    10

Signatures                                                     11

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

Item 2. Properties

      The Company at present has no real property and maintains an office at the office of its President, Darrell Lerner, at 142 Mineola Avenue, Roslyn Heights, New York 11577.

Item 3. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no established public trading market for the Company's Common Stock.

      Number of Shareholders - 5

Item 6. Selected Financial Data

                                                  Nov. 30           Nov. 30
                                                    2001              2000
                                                  -------            ------

Loss from Operations                            $ (27,370)        $  (204,348)
Total Current Assets                                6,472           1,130,391
Other Assets                                          180               9,024
Total Assets                                        6,652           1,139,415
Total Current Liabilities                          16,122              13,243
Total Stockholders Equity                          (9,469)          1,139,415

Item 7. Management Discussion & Analysis

      The company is presently continuing to attempt to implement its business plan. The company is also seeking to raise additional capital in order to expand operations.

      The company is in the process of preparing a Form SB-2 registration statement for filing with the SEC. Upon completing the SB-2 offering, it intends to utilize a market maker to submit a Form 211 application with NASD Regulation to obtain a quotation for its common stock on the OTC Bulletin Board.

Item 8. Financial Statements

      Attached

Item 9. Disagreements on Accounting and Financial Disclosures

      None

                                    DON FUCHS
                           Certified Public Accountant
                              1468 East 14th Street
                               Brooklyn, NY 11230
                                 (718) 339-0568

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate 411.Com, Inc.
142 Mineola Avenue
Roslyn Heights, New York 11577

Gentlemen:

      I have audited the accompanying balance sheet of Stateside Fundings, Inc. (a development stage company) as of November 30, 2000 and November 30, 1999, and the related Statements of Operations, Cash Flows, and Stockholders' Equity for the year ended November 30 2001 and November 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relocate 411.Com, Inc. as of November 30, 2001 and November 30, 2000, and the Statements of Operations, Cash Flows, and Stockholders' Equity for the years ended November 30, 2001 and November 30, 2000, in conformity with generally accepted accounting principles.

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

February 28, 2002

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     November 30
                                                                         2001
                                                                     -----------

FIXED AND OTHER ASSETS:
       Property and equipment at cost, less
            accumulated depreciation                                      6,472

       Other assets
            Organization costs - net of amortization                        180
                                                                     ----------

TOTAL ASSETS                                                              6,652
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accrued liabilities                                                1,100
       Accounts payable                                                     630
       Loans payable                                                      8,867
       Income tax payable                                                 5,525
                                                                     ----------

            Total Current Liabilities                                    16,122
                                                                     ----------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.0001 par value 10,000,000
            shares authorized and none issued in 2001
            or 2000                                                          --
       Common stock,  $0.0001 par value, 50,000,000
            shares authorized, 9,950,000 shares
            outstanding                                                   1,702
       Treasury stock  (7,065,000 at cost)                           (1,151,672)
       Additional paid-in-capital                                     1,373,521
       Accumulated deficit                                             (233,020)
                                                                     ----------
                    Total Stockholders' Equity                           (9,469)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                6,652
                                                                     ==========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     For the twelve months ended
                                                             November 30
                                                     ---------------------------
                                                         2001          2000
                                                         ----          ----
EXPENSES:
      Salaries and benefits                            $ 42,000      $ 139,888
      General and administrative                         10,949        113,960
                                                       --------      ---------

              Total expenses                           $ 52,949      $ 253,848
                                                       --------      ---------

(Loss) before Other Income                              (52,949)      (253,848)

OTHER INCOME (EXPENSE):
      Interest income                                    26,080        108,481
      Interest expense                                       --        (53,956)
                                                       --------      ---------

Total Other Income                                     $ 26,080      $  54,525
                                                       --------      ---------

(Loss) before provision for income taxes               $(26,870)     $(199,323)

Provision for income taxes                             $    500          5,025
                                                       --------      ---------

Net income (loss)                                      $(27,370)     $(204,348)
                                                       ========      =========

Net profit (loss) per common share based
  upon 15,930,000 and 7,706,227 (weighted
  average) shares, respectively                        $ (0.002)     $   (0.02)
                                                       ========      =========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the period ended
                                                               November 30
                                                          --------------------
                                                           2001          2000
                                                          ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                           (27,370)      (213,234)
      Adjustment to reconcile net (loss)
        to net cash
           used in operating activities:
           Amortization and depreciation                   2,372          2,716
           Common stock issued for services               43,400             --
           Proceeds from shareholder loan                  8,867             --
           Change in assets and liabilities:
               (Increase) Decrease in interest
                 receivable                               10,008         (1,045)
               Increase (decrease) accounts
                 payable and accrued liabilities          (5,988)        17,500
                                                     -----------    -----------
               Net Cash Used in Operating
                 Activities                          $    31,289    $  (194,063)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment          $        --    $   (11,465)
      Acquisition of Treasury Stock                  $(1,151,672)   $        --
                                                     -----------    -----------

               Net Cash Used In
                 Investing Activities                $(1,151,672)   $   (11,465)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from private placement                         --      1,504,250
      Rendeption of original shareholder                      --       (150,000)
      Decrease (Increase) in loan
        and notes receivable                           1,112,602     (1,119,347)
      Proceeds from loan payable                              --      1,117,602
                                                     -----------    -----------

               Net Cash Provided by
                 Financing Activities                $ 1,112,602    $ 1,352,505
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH                          $    (7,781)   $ 1,146,977

      Cash - beginning of period                           7,781    $     1,350
                                                     -----------    -----------

      Cash - end of quarter                          $         0    $ 1,148,327
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
                                                     ===========    ===========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Additional
                                                  Shares          Treasury     Common     Paid-in       Accumulated
                                                  Issued           Stock       Stock      Capital          Deficit      Total
                                                  ------          --------     ------   ----------      -----------     -----
Year Ended November 30, 2000

Balance - November 30, 1999                      5,000,000    $        --    $    500    $    2,073    $  (1,303)   $     1,270

        Deferred offering costs charged
        against additional paid-in capital               0    $        --                   (25,000)                    (25,000)

        Issuance of shares in private
        placement                                5,175,000    $        --    $    518     1,503,732           --      1,504,250

        Relocate 411.com Inc. pre-merger
        shares                                          66    $        --    $    250    $       --           --            250

        Redemption of original shares           (4,100,000)   $        --    $     --      (150,000)          --       (150,000)

        Conversion in merger to 6,600,000        6,599,934                   $     --          (250)          --           (250)

Net Loss                                                --    $        --          --            --     (204,348)      (204,348)
                                               -----------    -----------    --------    ----------    ---------    -----------

Balance - November 30, 2000                     12,675,000    $        --    $  1,268    $1,330,555    $(205,651)   $ 1,126,172
                                               ===========    ===========    ========    ==========    =========    ===========

Year Ended November 30, 2001

Balance - November 30, 2000                     12,675,000    $        --    $  1,268    $1,330,555    $(205,651)   $ 1,126,172

        Purchase of Treasury stock as
          settlement                                    --    $(1,148,672)   $     --    $       --    $      --    $(1,148,672)

        Issuance of shares as compensation       4,340,000    $        --    $    434        42,966           --         43,400

        Purchase of share from shareholder              --    $    (3,000)   $     --            --           --         (3,000)

Net Loss                                                --             --          --            --      (27,370)       (27,370)
                                               -----------    -----------    --------    ----------    ---------    -----------

Balance - November 30, 2001                     17,015,000    $(1,151,672)   $  1,702    $1,373,521    $(233,020)   $    (9,469)
                                               ===========    ===========    ========    ==========    =========    ===========

                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

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

Fixed Assets:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to ten years. Depreciation expense for the year ended November 30, 2001 is $2,292.

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

      Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the year ended November 30, 2001 was 15,930,000.

NOTE 3 - ORGANIZATION COSTS

      Expenses incurred in connection with the formation of the Company have been capitalized and are being amortized over a period of five years on the straight-line method. The asset is shown net of amortization.

NOTE 4 - INCOME TAX PAYABLE

      Income taxes have been accrued based on alternative methods of computing minimum New York State and City corporate taxes.

NOTE 5 - CAPITALIZATION

      The Company is authorized to issue 50,000,000 common shares with a par value of $.0001, and 10,000,000 blank check preferred shares with a par value of $.0001. On December 1, 1997, the Company issued a total of 5,000,000 shares of its common stock to three individuals, for a total consideration of $1,500($.0003 per share).

NOTE 6 - ADDITIONAL PAID-IN-CAPITAL

      In connection with this offering the company has incurred various costs which were classified as Deferred Offering Costs in the sum total of $25,000 for the year ended November 30, 2000. These costs are being charged to additional paid-in capital.

NOTE 7 - Treasury Stock

      During the year ended November 31, 2001 the Company repurchased 7,065,000 shares of its common stock for a total consideration of $1,151,672.

NOTE 8 - CONFLICTS OF INTEREST

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

NOTE 9 - GOING CONCERN

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

                                    PART III

Item 10. Directors and Executive Officers

      The Company has one Director and Officer as follows:

Name                           Age          Positions and Offices Held
----                           ---          --------------------------

Darrell Lerner                 27           President, Chief Executive Officer,
                                            Treasurer and Director

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

Item 11. Executive compensation

The following table sets forth compensation earned by our Chief Executive Officer and our other executive officers (the "Named Executive Officers") to date:

Name                     Principal Position                 Year       Salary
----                     ------------------                 ----       ------

Darrell Lerner           President, Chief Executive         2001       $21,000*
                         Officer, Treasurer and
                         Director

      *Salaries were paid in company stock.

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

Item 12. Management's Remuneration and Transactions

      a. Security Ownership of Certain Beneficial Owners

      The following table sets forth, as of November 30, 2001, certain transactions with respect to the beneficial ownership of Relocate 411.com, Inc.'s Common Stock by:

      (a) each person who beneficially owns more than five percent of Relocate 411.com, Inc.'s outstanding Common Stock;

      (b)   each director of Relocate 411.com, Inc.;

      (c)   each of the executive officers named in the Summary Compensation
            Table;

      (d) all directors and executive officers of Relocate 411.com, Inc. as a group; and

      (e)   each Selling Shareholder.

================================================================================
Name of Beneficial Owner              Amount & Nature of              Percentage
                                      Beneficial  Ownership
------------------------------------- ------------------------------------------

Darrell Lerner                        4,300,000                          43%
Byron R. Lerner                       4,300,000                          43%
James Tubbs                             900,000                           9%
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

                                          RELOCATE 411.COM, INC.
                                          -------------------------------
                                          (Registrant)

                                          By:  /s/ Darrell Lerner
                                          -------------------------------
                                              Darrell Lerner
                                              President

                                          Date:

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

                                          By:  /s/ Darrell Lerner
                                          -------------------------------
                                              Darrell Lerner
                                              President and Chief Financial
                                                Officer

                                          Date: February 28, 2002