Form 10-Q
period 2002-02-28
RELOCATE 411 COM INC /
filed 2002-03-12
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarter ended February 28, 2002

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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
-------------------                             ---------------------

--------------------------------                --------------------------------

--------------------------------                --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the aggregate market value of the voting stock held by non- affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

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

Yes |X|            No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         9,950,000
------------------------------                         ---------
      (Title of Class)                           (Shares outstanding at
                                                   February 28, 2002)

                             RELOCATE 411.COM, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED February 28, 2002

                                     INDEX                                  Page

PART I    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, February 28, 2002                                     2

          Statement of Income & Expenses for the three
          months ended February 28, 2002                                       3

          Statement of Cash Flows for the three
          months ended February 28, 2002                                       4

          Notes to Financial Statements                                        5

          Management's Discussion and
          Analysis of Results of Operations                                    6

PART II   Other Information - Items 1-6                                        6

Signatures                                                                     6

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    February 28
                                                                    -----------
                                                                        2002
                                                                        ----

FIXED AND OTHER ASSETS:
  Property and equipment at cost, less
    accumulated depreciation                                              6,472

  Other assets
    Organization costs - net of amortization                                180
                                                                     ----------

TOTAL ASSETS                                                              6,652
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          630
  Loans payable                                                          11,067
  Income tax payable                                                      5,525
                                                                     ----------

      Total Current Liabilities                                          17,222
                                                                     ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value 10,000,000
    shares authorized and none issued in 2001
    or 2000                                                                  --
  Common stock, $0.0001 par value, 50,000,000
    shares authorized, 9,950,000 shares
    outstanding                                                           1,702
  Treasury stock  (7,065,000 at cost)                                (1,151,672)
  Additional paid-in-capital                                          1,373,521
  Accumulated deficit                                                  (234,121)
                                                                     ----------
        Total Stockholders' Equity                                      (10,570)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                6,652
                                                                     ==========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For the three months ended
                                                             February 28
                                                             -----------
                                                         2002           2001
                                                       --------       --------
EXPENSES:
  Salaries and benefits                                $     --       $     --
  General and administrative                              1,100          3,000
                                                       --------       --------

      Total expenses                                   $  1,100       $  3,000
                                                       --------       --------

(Loss) before Other Income                               (1,100)        (3,000)

OTHER INCOME (EXPENSE):
  Interest income                                            --         26,080
  Interest expense                                           --             --
                                                       --------       --------

Total Other Income                                     $     --       $ 26,080
                                                       --------       --------

(Loss) before provision for
  income taxes                                         $ (1,100)      $ 23,080

Provision for income taxes                             $     --             --
                                                       --------       --------

Net income (loss)                                      $ (1,100)      $ 23,080
                                                       ========       ========

Net profit (loss) per common share
  based upon 9,950,000 and 12,675,000
  (weighted average) shares, respectively              $     --       $  0.002
                                                       ========       ========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the period ended
                                                              February 28
                                                              -----------
                                                           2002          2001
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 (1,100)       23,080
  Adjustment to reconcile net (loss) to
    net cash used in operating activities:
    Amortization and depreciation                              --           593
    Change in assets and liabilities:
      (Increase) Decrease in interest
        receivable                                             --       (26,062)
      Increase (decrease) accounts payable
        and accrued liabilities                            (1,100)       (5,218)
                                                         --------      --------
      Net Cash Used in Operating Activities              $ (2,200)     $ (7,607)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from loan payable                            2,200            --
                                                         --------      --------

      Net Cash Provided by Financing Activities          $  2,200      $     --
                                                         --------      --------

INCREASE (DECREASE) IN CASH                              $     --      $ (7,607)

      Cash - beginning of period                         $     --      $  7,781
                                                         --------      --------

      Cash - end of quarter                              $     --      $    174
                                                         ========      ========

                                     PART 1
                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 28, 2002

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

NOTE 2 - Treasury Stock

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

                                       RELOCATE 411.COM, INC.
                                       -----------------------------------------
                                       (Registrant)

                                       By: /s/ Darrell Lerner
                                       -----------------------------------------
                                           Darrell Lerner
                                           President

                                       Date: March 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

                                       By: /s/ Darrell Lerner
                                       -----------------------------------------
                                           Darrell Lerner
                                           President and Chief Financial Officer

                                       Date: March 7, 2002