Form 10-Q
period 2002-05-31
RELOCATE 411 COM INC /
filed 2002-07-01
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      X     QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE  SECURITIES
    -----   EXCHANGE ACT OF 1934

For the quarter ended May 31, 2002

            TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----   EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 0-25591

                              Relocate 411.com, Inc
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                              11-3462369
(State or Other Jurisdiction of                             (I.R.S. Employer
-------------------------------                             -------------------
Incorporation of Organization)                              Identification No.)

142 Mineola Avenue, Roslyn Heights, New York                      11577
--------------------------------------------                    --------
(Address of Principal Executive Offices)                        Zip Code

Registrant's Telephone Number, Including Area Code (516) 359-5619

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

Yes ____            No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         9,950,000
------------------------------                         ---------
      (Title of Class)                           (Shares outstanding at
                                                    May 31, 2002)

                             RELOCATE 411.COM, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED February 28, 2002

                                      INDEX                                 Page

PART I      FINANCIAL INFORMATION


ITEM 1      Balance Sheet, May 31, 2002                                      2

            Statement of Income & Expenses for the six
            months ended May 31, 2002                                        3

            Statement of Cash Flows for the six
            months ended May 31, 2002                                        4

            Notes to Financial Statements                                    5

            Management's Discussion and

            Analysis of Results of Operations                                5

PART II     Other Information - Items 1-6                                    6

Signatures                                                                   6

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        May 31
                                                                         2002
                                                                     ----------

FIXED AND OTHER ASSETS:
       Property and equipment at cost, less
            accumulated depreciation                                      6,472

       Other assets
            Organization costs - net of amortization                        180
                                                                     ----------

TOTAL ASSETS                                                              6,652
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                      --
       Loans payable                                                     13,197
       Income tax payable                                                 5,525
                                                                     ----------

            Total Current Liabilities                                    18,722
                                                                     ----------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.0001 par value 10,000,000
            shares authorized and none issued in 2001
            or 2000                                                          --
       Common stock,  $0.0001 par value, 50,000,000
            shares authorized, 9,950,000 shares
            outstanding.                                                  1,702
       Treasury stock  (7,065,000 at cost)                           (1,151,672)
       Additional paid-in-capital                                     1,373,521
       Accumulated deficit                                             (235,621)
                                                                     ----------
                    Total Stockholders' Equity                          (12,070)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                6,652
                                                                     ==========

                             RELOCATE 411.COM, INC.
                  (Formerly known as Stateside Funding, Inc. )

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        For the six months ended
                                                                 May 31
                                                        ------------------------
                                                           2002           2001
                                                         --------      --------

EXPENSES:
      Salaries and benefits                              $     --      $ 42,000
      General and administrative                            2,600         7,812
                                                         --------      --------

              Total expenses                             $  2,600      $ 49,812
                                                         --------      --------

(Loss) before Other Income                                 (2,600)      (49,812)

OTHER INCOME (EXPENSE):
      Interest income                                          --        26,080
      Interest expense                                         --            --
                                                         --------      --------

Total Other Income                                       $     --      $ 26,080
                                                         --------      --------

(Loss) before provision for income taxes                 $ (2,600)     $(23,733)

Provision for income taxes                               $     --            --
                                                         --------      --------

Net income (loss)                                        $ (2,600)     $(23,733)
                                                         ========      ========

Net profit (loss) per common share based
      upon 9,950,000 and 12,287,500
      (weighted average) shares, respectively            $(0.0003)     $ (0.010)
                                                         ========      ========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the period ended
                                                                                May 31
                                                                          --------------------
                                                                          2002            2001
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                            (2,600)       (23,733)
      Adjustment to reconcile net (loss) to net cash
           used in operating activities:
           Amortization and depreciation                                      --          1,186
           Common stock issued for services                                   --         43,400
           Exchange of receivable for investment in
               foreign stock                                                  --        (36,070)
           Change in assets and liabilities:
               (Increase)Decrease in interest receivable                      --         10,008
               Increase (decrease) accounts payable
                             and accrued liabilities                      (1,100)        (5,827)
                                                                        --------       --------
               Net Cash Used in Operating Activities                    $ (3,700)      $(11,036)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from shareholder loan                                       3,700          3,000
                                                                        --------       --------

               Net Cash Provided by Financing Activities                $  3,700       $  3,000
                                                                        --------       --------

INCREASE (DECREASE) IN CASH                                             $     --       $ (8,036)

      Cash - beginning of period                                        $     --       $  7,781
                                                                        --------       --------

      Cash - end of quarter                                             $     --       $   (255)
                                                                        ========       ========

                                     PART 1
                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2002

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

Management Discussion & Analysis

      The company is presently continuing to attempt to implement its business plan. The company is also seeking to raise additional capital in order to expand operations. To accomplish this objective the company has begun an offering of up to 1,000,ooo shares of common stock and private placement memorandums have been distributed to prospective investors.

      The company is also in the process of preparing a Form SB-2 registration statement for filing with the SEC. Upon completing the SB-2 offering, it intends to utilize a market maker to submit a Form 211 application with NASD Regulation to obtain a quotation for its common stock on the OTC Bulletin Board.

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

                                          Date: July 1, 2002

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

                                          Date: July 1, 2002