Form 10-Q
period 2002-08-31
RELOCATE 411 COM INC /
filed 2002-09-30
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2002

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the aggregate market value of the voting stock held by non- affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

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

Yes ____            No  ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         10,710,000
------------------------------                         ----------
      (Title of Class)                           (Shares outstanding at
                                                    August 31, 2002)

                             RELOCATE 411.COM, INC.
                                    FORM 10-Q
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2002

                                  INDEX                                 Page

PART I      FINANCIAL INFORMATION

ITEM 1      Balance Sheet, August 31, 2002                                2

            Statement of Income & Expenses for the nine
            months ended August 31, 2002                                  3

            Statement of Cash Flows for the nine
            months ended August 31, 2002                                  4

            Notes to Financial Statements                                 5

            Management's Discussion and
            Analysis of Results of Operations                             5

PART II     Other Information - Items 1-6                                 6

Signatures                                                                6

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      August 31
                                                                         2002
                                                                      ----------

CURRENT ASSETS:
       Cash                                                              20,167
                                                                     ----------

                    Total current assets                                 20,167

FIXED AND OTHER ASSETS:
       Property and equipment at cost, less
            accumulated depreciation                                      6,472

       Other assets
            Organization costs - net of amortization                        180
                                                                     ----------

TOTAL ASSETS                                                             26,819
                                                                     ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                      --
       Loans payable                                                     14,397
       Income tax payable                                                 5,525
                                                                     ----------

            Total Current Liabilities                                    19,922
                                                                     ----------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.0001 par value 10,000,000
            shares authorized and none issued in 2001
            or 2000                                                          --
       Common stock,  $0.0001 par value, 50,000,000
            shares authorized, 10,7100,000 shares
            outstanding .                                                 1,783
       Treasury stock  (7,065,000 at cost)                           (1,151,672)
       Additional paid-in-capital                                     1,393,690
       Accumulated deficit                                             (236,904)
                                                                     ----------
                    Total Stockholders' Equity                            6,897
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               26,819
                                                                     ==========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For the nine months ended
                                                               August 31
                                                               ---------
                                                           2002         2001
                                                           ----         ----
EXPENSES:
      Salaries and benefits                              $     --     $ 42,000
      General and administrative                            3,883        7,812
                                                         --------     --------

              Total expenses                             $  3,883     $ 49,812
                                                         --------     --------

(Loss) before Other Income                                 (3,883)     (49,812)

OTHER INCOME (EXPENSE):
      Interest income                                          --       26,080
      Interest expense                                         --           --
                                                         --------     --------

Total Other Income                                       $     --     $ 26,080
                                                         --------     --------

(Loss) before provision for income taxes                 $ (3,883)    $(23,733)

Provision for income taxes                               $     --           --
                                                         --------     --------

Net income (loss)                                        $ (3,883)    $(23,733)
                                                         ========     ========

Net profit (loss) per common share based upon
      10,710,000 and 12,287,500 (weighted average)
      shares, respectively                               $ (0.000)    $ (0.010)
                                                         ========     ========

                             RELOCATE 411.COM, INC.
                   (Formerly known as Stateside Funding, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the period ended
                                                                       August 31
                                                                       ---------
                                                                   2002        2001
                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                    (3,883)    (26,076)
      Adjustment to reconcile net (loss) to net cash
           used in operating activities:
           Amortization and depreciation                              --       1,779
           Common stock issued for services                           --      43,400
           Exchange of receivable for investment in
               foreign stock                                          --     (36,070)
           Change in assets and liabilities:
               (Increase)Decrease in interest receivable              --      10,008
               Increase (decrease) accounts payable
                             and accrued liabilities              (1,100)     (6,838)
                                                                --------    --------
               Net Cash Used in Operating Activities            $ (4,983)   $(13,797)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from private placement                             20,250          --
      Proceeds from shareholder loan                               4,900       5,867
                                                                --------    --------

               Net Cash Provided by Financing Activities        $ 25,150    $  5,867
                                                                --------    --------

INCREASE (DECREASE) IN CASH                                     $ 20,167    $ (7,930)

      Cash - beginning of period                                $     --    $  7,781
                                                                --------    --------

      Cash - end of quarter                                     $ 20,167    $   (149)
                                                                ========    ========

Supplemental Disclosures:
      Non cash issuance of 4,340,000 common shares of
           stock @ $.0001 par value per merger agreeement             --          --
                                                                ========    ========
      Income tax paid                                                 --          --
                                                                ========    ========
      Interest paid                                                   --          --
                                                                ========    ========

                                     Part I
                             RELOCATE 411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2002

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

Management Discussion & Analysis

      The company is presently continuing to attempt to implement its business plan. The company is also seeking to raise additional capital in order to expand operations. To accomplish this objective the company has begun an offering of up to 1,000,000 shares of common stock and private placement memorandums have been distributed to prospective investors. The company has sold 810,000 shares as of August 31, 2002 and is continuing to seek additional investors to reach its goal. Management believes that this will be accomplished by the end of the current fiscal year

      The company is also in the process of preparing a Form SB-2 registration statement for filing with the SEC. Upon completing the SB-2 offering, it intends to utilize a market maker to submit a Form 211 application with NASD Regulation to obtain a quotation for its common stock on the OTC Bulletin Board.

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

                                       Date: September 30, 2002

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

                                       Date: September 30, 2002