Form 10KSB/A
period 2001-11-30
RELOCATE 411 COM INC /
filed 2003-03-10
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           AMENDMENT NO. 1 FORM 10-KSB


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the Fiscal year ended November 30, 2001

                        Commission file number: 0-25591

                              Relocate 411.com, Inc
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       11-3462369
(State or Other Jurisdiction of                        (I.R.S.Employer
Incorporation of Organization)                      Identification No.)

142 Mineola Avenue, Roslyn Heights, New York                 11577
(Address of Principal Executive Offices)                   Zip Code


Registrant's Telephone Number, Including Area Code (516) 773-3085
                                                   ------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered

--------------------                             -------------------

--------------------                             -------------------

--------------------                             -------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
------------------------------------------------------------------------
                                (Title of class)

------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|_ No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Revenues for year ended November 30, 2001: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $-0-.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         9,950,000
-------------------------------                        ---------
      (Title of Class)                           (Shares outstanding at
                                                    November 30, 2001)

                             RELOCATE 411.COM, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED NOVEMBER 30, 2001

                                     INDEX

PART I

Item 1              Business

Item 2              Properties

Item 3              Legal Proceedings

Item 4              Submission of Matters to a Vote of
                    Security Holders

PART II

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters

Item 6              Management's Discussion and Analysis
                    Or Plan of Operation

Item 7              Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III

Item 9              Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a) Of the Exchange Act

Item 10             Executive Compensation

Item 11             Security Ownership of Certain Beneficial
                    Owners and Management

Item 12             Certain Relationships and Related
                    Transactions

Item 13             Exhibits and Reports on Form 8-K

Item 14             Controls and Procedures

Signatures

                                     PART 1

Item 1. Business

BUSINESS - OUR COMPANY

A Summary Of What We Do

We are a development stage Internet based company whose goal is to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

At present we have no real property and we maintain an office at the officer of our President, Darrell Lerner, at 142 Mineola Avenue, Roslyn Heights, New York 11577. Our corporate staff consists of three part time people with experience in the real estate industry. Our telephone number is (516) 773-3085.

Predecessor

On December 19, 1997, we were organized in the State of Delaware under the name of Stateside Fundings, Inc. We initially adopted a fiscal year ending November
30. On January 26, 2000, the stockholders of Relocate411.com, Inc, a New York corporation, completed a merger and stock exchange with us. At the same time as the merger, we issued 5,175,000 shares of our common stock pursuant to a private placement offering and received net proceeds of 1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 shares of our common stock from our founder. As part of the merger and stock exchange, we issued 6,600,000 shares of our common stock to the shareholders of Relocate411.com, Inc, (New York corporation) in exchange for receiving all of the shares (66 shares) of Relocate411.com, Inc. Relocate411.com, Inc. became our wholly owned subsidiary. On January 27, 2000, we filed a certificate of amendment changing our name to Relocate411.com, Inc.

Industry Background

The Real Estate Industry

The real estate industry accounts for approximately 15% of the gross domestic product of the United States and is therefore one of the largest sectors of the economy. The real estate industry is commonly divided into the residential and commercial sectors. The residential sector includes the purchase, sale, rental, remodeling and new construction of homes and represents approximately $1 trillion per year. The commercial sector includes the lease, resale, and new construction of property for businesses and represents approximately $300 billion per year.

The Residential Real Estate Market

Buying a home is the largest financial decision, and represents one of the most difficult and complex processes, most consumers will ever undertake.

The process of finding a home begins a lifelong cycle which most consumers will move through once every seven to eleven years. This cycle tracks major life events such as employment, marriage, children and retirement.

A significant portion of the United States economy has evolved around helping consumers as they navigate through this home and real estate cycle. An enormous network of support services and products exists to assist consumers in finding a property, building a property, renting or buying a property, moving, owning a property and selling a property.

Find a Property. The following real estate professionals and organizations assist consumers in finding a property:

Real Estate Agents. Real estate agents are independent contractors that are licensed to negotiate and transact the sale of real estate on behalf of prospective buyers and sellers. There are over 1.0 million real estate agents in the United States. Consumers spend in excess of $30 billion annually for assistance with the finding, buying and selling of residential property.

Real Estate Brokers. Real estate brokers are paid a commission to bring buyers and sellers together and assist in negotiating contracts. Real estate brokers often have their own independent offices and may employ other licensed real estate agents. There are over 100,000 real estate brokers in the United States.

Residential Franchisers. There are six major residential franchisers in the United States: Century 21, Coldwell Banker and ERA, which collectively comprise the Cendant franchise; RE/MAX; Prudential; and Better Homes & Gardens. These franchisers together represent thousands of independently owned and operated real estate offices and hundreds of thousands of real estate professionals in the United States.

Multiple Listing Services. MLSs operate proprietary networks that provide real estate professionals with listings of properties for sale, and are regulated by a governing body of local brokers and/or agents.

There are approximately 800 MLSs nationwide that aggregate local property listings by geographic location. We estimate that, as of June 30, 2000, MLS provided approximately 1.47 million resale home listings nationwide.

National Association of Realtors. The NAR is the largest trade association in the United States that represents real estate professionals. The NAR consists of residential and commercial realtors, including brokers, agents, property managers, appraisers, counselors and others engaged in all aspects of the real estate industry. The NAR has approximately 720,000 members.

Build a Property. In addition to the real estate professionals and organizations involved in finding a home, the new home market is also served by a large group of dedicated professionals including:

     o Home Builders. New homes are built primarily by a limited number of national home builders and a much larger number of local volume and

     o custom builders. In 1999, home builders built over 800,000 homes, generating over $160 billion in sales.

     o National Association of Home Builders. The NAHB is the second largest real estate trade association in the United States. As of December 31, 1999, the NAHB's members include approximately 197,000 firms. Approximately one-third of the NAHB's members are home builders and/or remodelers, and the remainder work in closely related fields within the residential real estate industry, such as mortgage, finance, building age, finance, building products, and building services including subcontractors. products, and building services including subcontractors.and building services including subcontractors. products, and building services including subcontractors.

     o Rent a Property. Today, over 30 million households in the United States reside in rental housing. In addition to real estate agents and brokers who assist in the leasing of residential rental units, professionals serving this segment of the market include the following:

     o Property Owners. Property owners include owners of individual apartment units, multi-family apartment complexes, individual single family rental homes or other residential rental properties. Property owners o may lease and operate their rental properties themselves or outsource those functions to other real estate professionals, such as property managers. The residential rental ownership market is highly fragmented, with the 50 largest owners of multi-family apartment complexes owning approximately 10% of all apartment rental units in the United States.

     o Property Managers. Property managers are typically responsible for leasing available rental units, collecting rents, and maintaining the property. Property managers typically manage a number of apartment complexes, and will employ third party leasing agents to assist them with the leasing function. The property manager market is also highly fragmented, with the 50 largest property managers, many of whom also own their properties, managing approximately 10% of all apartment rental units in the United States.

Buy and Sell a Property. Because of the complexity and size of the purchase or sale transaction, consumers buying or selling a home typically rely upon a series of professionals, including real estate agents and ancillary service providers, such as mortgage brokers, title agents, escrow agents, attorneys, inspectors and appraisers. These professionals and ancillary service providers offer products and services, such as mortgages, title insurance, credit reports, appraisals and inspections, that generated in excess of $49 billion in transactional fees in 1999.


Move. Every time consumers buy, sell or rent a home, they need assistance with various relocation related services, such as insurance and moving supplies and services. We estimate that consumers spend over $100 billion each year for home and apartment moves including moving services and related product purchases. In addition, real estate transactions often lead to significant lifestyle changes for consumers, including changing neighborhoods, schools, shopping malls, banks, grocers, cleaners and other retail relationships. As a result, consumers need information about the wide range of available product and service alternatives relating to all aspects of their relocation.

Maintain a Property. Ownership represents the longest portion of the home and real estate life cycle. Homeowners purchase a large number of household and home related products including furniture, appliances, hardware and supplies. During this phase of the home and real estate life cycle, homeowners also require a number of ancillary services, relating to such activities as home maintenance and repairs, refinancing, remodeling and landscaping. As a result, homeowners are continuously seeking sources of information to assist them in locating providers of these products and services.

Challenges in the Real Estate Market

Every participant in the home and real estate life cycle faces a unique set of challenges:

Home Buyers. In order to dispel the fear of purchasing the wrong home or paying too much for a home, consumers must be assured that they have considered all available options. Therefore, home buyers require an extensive amount of information and several decision tools to help bolster confidence during the home buying process. To make an informed decision, consumers need access to a comprehensive listing of homes for sale and require information about specific neighborhoods and listed prices of comparable homes for sale in a given geographic location. Once a home has been selected, consumers must consider a broad range of related services, including mortgage, title, escrow, insurance, moving and relocation services as well as remodeling alternatives. As a result, consumers are continually searching for additional information and resources to assist them in every aspect of the real estate transaction and need a comprehensive, convenient and integrated source of information that assists them in each step of the process.

Real Estate Agents and Brokers. Real estate agents and brokers depend on attracting and retaining customers in order to generate increasing numbers of transactions. Due to its size and complexity, it is not uncommon for the real estate transaction to take several months to complete. As a result, the job of real estate agents and brokers is complicated by a variety of factors. Therefore real estate agents and brokers are looking for additional opportunities to market their services, become more productive and compete more effectively for transactions. In addition, they seek greater efficiency in disseminating information to their prospective clients and are looking for tools that can help them streamline their current practices.

Home Builders. Home building and real estate professionals who focus on new homes and new home developments also depend on attracting and retaining customers in order to sell new properties in a timely manner. However, home builders have not developed an infrastructure similar to an MLS to aggregate, update and share data regarding available inventory. Nor do they have the infrastructure to communicate this information to potential buyers. As a result, home building and real estate professionals continue to seek new ways to market their products and services and inform prospective home buyers of the availability of new properties. Renters, Property Managers and Owners. To make an informed decision, renters need access to comprehensive information about available rental units, specific neighborhoods and rental prices in a given geographic location. Because of the high turnover rate in rental units, property managers and owners must regularly attract new tenants to minimize their vacancy rates. We estimate that approximately $1.8 billion was spent in 1999 to market apartments and rental homes. The rental market has not developed a central repository for comprehensive listings accessable by potential renters nationwide and property managers and owners are continuously seeking to market their available units in a cost-effective manner.

Ancillary Service Providers. Consumers require a variety of products and services throughout the home and real estate life cycle. The real estate transaction provides service providers and retailers the opportunity to target consumers at a time when they are shifting their buying patterns. Providers and retailers of these products or services need an effective mechanism to reach consumers who are most interested in their offerings. Ideally, these providers of products and services would have a centralized location where they could advertise their offerings to a target group of consumers who are engaged in the real estate process.

The Internet and Real Estate

The emergence and acceptance of the Internet is fundamentally changing the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. Because of its size, fragmented nature and reliance on the exchange of information, the real estate industry is particularly well suited to benefit from the Internet. The real estate industry currently spends $3.5 billion a year on advertising and print media. Traditional sources of advertising and print media, including classifieds and other off-line sources, are not interactive and are limited by incomplete and inaccurate data that is local in scope and is typically disseminated on a weekly basis. These traditional sources also lack content that can be searched based on specified terms, a centralized database of information and the ability to conduct two-way communications. The Internet offers a compelling means for consumers, real estate professionals, home builders, renters, property managers and owners and ancillary service providers to come together to improve the dissemination of information and enhance communications.

We plan on pioneering the use of the Internet to bring the real estate industry online and to enable real estate industry participants to benefit from the Internet.

Our Strategy

Our objective is to provide people who are unfamiliar with a new city with the resources they need to make an informed decision on where exactly they want to move to. The key elements of our strategy will include connecting consumers and professional service providers by increasing the content and relevant data available on our web site.

Increase Usage of Our Web Site. We will seek to increase the number of people using our web site as well as the amount of time they will spend there. We plan to develop distribution arrangements with Internet portals.

We intend to pursue distribution relationships with high traffic web sites and web sites offering real estate related services. We also expect to increase our marketing efforts in traditional media, such as newspaper advertisements, radio and television promotions. We also intend to add features and content to our web site designed to encourage users to spend more time on our web site.

Industry Professionals. We plan on developing relationships with key real estate industry participants, such as the NAR, the NAHB, MLSs, brokers and builders in order to provide us with a distinct competitive advantage. These relationships will provide us with opportunities to market our services to their members. These relationships also allow us to provide consumers with comprehensive information and resources related to all aspects of the home and real estate life cycle, such as real estate listings and neighborhood information, directories of REALTORS and real estate news. We plan to pursue additional or broader listing and marketing relationships with key industry participants.

Develop and Extend Our Brand Recognition. As more consumers and real estate professionals utilize the Internet for their real estate needs, we believe that brand awareness will provide us with a significant competitive advantage. We plan to expand our marketing efforts with advertising campaigns in traditional media as well as on the Internet in order to build greater recognition for our web site.

Incorporate Emerging Internet Technologies. We believe the evolution of the Internet will provide us with the opportunity to move more real estate related information and activities onto the Internet.

Products and Services

Our site will enable potential home buyers to browse, free of charge, from our searchable database. We plan to have content arrangements with Multiple Listing Services across the United States to provide the listings. Our property listings will typically provide information that is significantly more detailed and timely than that included in alternative media channels, such as newspaper classified advertisements. A Multiple Listing Service operates proprietary networks that provide real estate professionals with listings of properties for sale and are regulated by a governing body of local brokers and/or agents. We will receive the balance of our listings from real estate brokers. We will also provide "for sale by owner" listings.

We plan on providing decision support tools, such as mortgage calculators and finance worksheets, information concerning the home buying and selling process and features such as city profiles that aid users in evaluating the attributes of particular neighborhoods or geographic locations, including but not limited to school district ratings, neighborhood profiles, restaurant ratings, information on places of worship and local social events.

Our Find a Home feature will allow potential home buyers to search our database of home listings. The user will select a geographic region or a specific MLS property identification number. The user can refine their home search by selecting neighborhood and home characteristics. Our search engine will return a list of homes ranked by their conformity to the users' search criteria. The search results will provide pictures of the homes, if available, descriptions of the properties, the name and contact information of the agent that represents the home seller and, for certain homes, virtual tours. For agents, the consumer's search results will also provide a direct link to their personalized web site displaying each property listed by the agent.

Our Find a Realtor featurewill allow a user to contact a realtor to buy or sell a home in a given geographic area. The user will be able to search for realtors who specialize in the cities or zip codes specified by the user. Users will also be able to search by keyword and/or by office name or name of the realtor. We will provide a list of realtors meeting the search criteria, which includes a link to each realtor's home page, their office name, phone and fax numbers, their e-mail address and a brief description of their specialty.

We intend to create a separate area of the site that will cater specifically to college students by compiling an extensive list of off-campus housing listings at major universities throughout the country. This particular area of the real estate market is one of constant turnover and large demand. Students move into new off-campus housing on a year to year basis and we feel we can fill the demand that exists among both the students seeking housing and the owners trying to rent their properties. Access to these listings will be free to site visitors and those who place the listings online will be charged a small listing fee. We anticipate advertising in college newspapers and publications as well as through word of mouth.

Our Find a Neighborhood feature will enable users to locate desired neighborhoods by searching information such as quality of schools, crime rate, average home cost, and urban/rural profiles. Once a profile has been established, our search engine will return a map ranking geographic areas according to the user's criteria.

Real Estate Agents. This search will enable users desiring to find a realtor to assist them in their new home search in a specified geographic area. After entering search criteria, the results will display a list of agents by real estate office. By clicking on the agent's name, users go to the selected agent's home page. Links to real estate office are also available. Properties listed on our web site will include large multi-family apartment complexes as well as smaller, single family homes.

Multi-Family Apartment Complexes. We will offer property owners and managers of multi-family apartment complexes the opportunity to list basic rental information free of charge. Basic listing information is a text-based presentation of information which will summarize rental listings in a manner similar to that which might be found in a local listing publication. We will also offer enhanced features to owners and managers for a monthly subscription fee. These enhanced features can include:

     o color photos and detailed property and rental unit descriptions for all unit types, including monthly rental ranges;

     o premium placement of listings at the top of rental search results returned, as well as links to an owner's or manager's web page;

     o    maps and driving instructions to the property;

     o inquiries from renters inquiring about specific properties sent by electronic e- mail; and

     o detailed monthly reports of web page and lead activity. Single Family Homes. Owners of individual units or small buildings listed with a realtor, and in some areas other real estate professionals, can list their available rental units with the individual unit listing service. The owner completes a form which contains up to 24 standard features about the unit and its amenities. The owner can also designate special amenities about the unit and have a photo of the unit posted for an additional fee. We plan on offering these services to real estate professionals on a subscription basis. We plan on selling Internet banner advertising and sponsorships on our web site to advertisers other than property owners and property managers, and plan to offer a fee-based consumer service. The consumer service allows consumers to receive access to less widely disseminated rental listings in markets where vacancies are very low, such as in New York City, San Francisco and Seattle.

Property Listings. The property listings feature will provide access to commercial property listings by linking to a comprehensive collection of web sites containing commercial property listings. By providing access to a centralized resource for commercial property links, we will enable commercial real estate professionals to connect quickly and easily to web sites containing listings that were not previously accessible from a single source.

Real Estate Industry Relationships

We plan on establishing relationships with a number of important participants in the real estate industry. These will include relationships with the NAR and the NAHB, our content relationships with brokers, homebuilders and MLSs and our marketing relationships with major real estate franchises.

Sales and Marketing

An important element of our business strategy is to build brand recognition around our web site and our products and services.

Competition

We believe that the principal competitive factors in attracting consumers to our web site will be:

     o the total number of listings and the number of listings for the o consumer's specific geographic area of interest available on our web site;
     o the parties with which web site operators have listing, marketing or distribution relationships;
     o the quality and comprehensiveness of general real estate related, particularly home-buying, information available on our web site;
     o the availability and quality of other real estate related products and services available through our web site; and
     o    the ease of use of our web site.

We believe that the principal competitive factors in attracting advertisers, content providers and real estate professionals to our web site will be:

     o    the number of visitors to our web site;
     o the average length of time these visitors spend viewing pages on our web site;
     o our relationships with, and support for our services by, the NAR and the NAHB; and

     o our relationships and national contracts with the major home builders and rental property owners and managers in the United States.

Our main existing and potential competitors for home buyers, sellers and renters and related content include:

     o web sites offering real estate listings together with other related services, such as Apartments.com, CyberHomes, HomeHunter.com, o HomeSeekers, iOwn, LoopNet, Microsoft's HomeAdvisor,
          NewHomeNetwork.com and RentNet;

     o web sites offering real estate related content and services such as o mortgage calculators and information on the home buying, selling and renting processes;

     o general purpose consumer web sites, such as AltaVista and Yahoo that also offer real estate-related content; and

     o    traditional print media such as newspapers and magazines.

Our main existing and potential competitors for advertisements may include:

     o general purpose consumer web sites such as AltaVista, America Online, Excite, Lycos, Netscape's Netcenter and Yahoo;

     o general purpose online services that may compete for advertising dollars;

     o    online ventures of traditional media, such as Classified Ventures; and

     o    traditional media such as newspapers, magazines and television.

The barriers to entry for web-based services and businesses are low, making it possible for new competitors to proliferate rapidly. In addition, parties with whom we plan to have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites upon the termination of their agreements with us. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do.

Operations

We will maintain our computer system at our corporate headquarters. Our operations are dependent upon our ability to protect our systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We will maintain access to the Internet through third-party providers. Any disruption in our Internet access, failure of our third party providers to handle higher volumes of users or damage or failure that causes system disruptions or other significant interruptions in our operations could have an adverse effect on our business.

GOVERNMENT AND STATE REGULATION

Internet Law

Our website is not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

*   user privacy;
*   freedom of expression;
*   pricing;
*   content and quality of products and services;
*   taxation;
*   advertising;
*   intellectual property rights; and
*   information security

The adoption of any such laws or regulations might decrease the rate of growth of internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a material adverse effect on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

EMPLOYEES

We employ three people on a part-time basis. We will employ additional people as we continue to implement our plan of operation. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

Item 2. Properties

      We currently use office space in a building located at 142 Mineola Avenue, Roslyn Heights, New York. The primary tenant is Darrell Lerner, our President. The lease for such premises is in the name of International Global Communications, Inc., a company owned by Byron Lerner, one of our shareholders and the father of Darrell Lerner, our sole officer and director. The lease provides for monthly rental payments of $475 and presently expires February 28,

2003. There is an extension period that commences March 1, 2003 until February 28, 2004 at the rate of $500 per month.

Item 3. Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters


There is no established public trading market for our Common Stock.


Number of Shareholders as of November 30, 2001 - 5

Dividends
We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

RECENT SECURITIES TRANSACTIONS

On January 26, 2000 we issued the following shares: (i) 2,200,000 shares to Darrell Lerner, 2,200,000 shares to Byron Lerner and 2,200,000 shares to Barry Manko in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The shares were issued as part of the transaction between us and Relocate411.com, Inc., a New York corporation ("NY Relocate") whereby we acquired all of the shares of NY Relocate and it became our wholly owned subsidiary. Each share of NY Relocate was converted into 1000 of our shares. Darrell Lerner, Byron Lerner and Barry Manko each held 2,200 shares of NY Relocate prior to the transaction; (ii) 900,000 shares to James Tubbs in reliance on the exemption under Section 4(2) of the Act for consideration of $900 or $.001 per share; (iii) 60,000 shares to Grushko & Mittman in reliance on the exemption under Section 4(2) of the Act for legal services rendered valued at $20,000 or $.3333 per share

In addition, on January 26 2000, we completed a private placement of our shares by raising $1,550,000 and issuing a total of (i) 5,115,000 shares of Common Stock to 10 "accredited investors" and (ii) 5,115,000 Warrants to purchase 5,115,000 shares of Common Stock at an exercise price of $.75 per share (the "Private Placement"). One share of our common stock and one warrant (collectively, a "Unit") were valued at $.333 per Unit. Such securities were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares and warrants for each shareholder:

                              Shares          Warrants         Consideration
                              ------          --------         -------------
Austost Anstalt Schaan        1,500,000       1,500,000         $500,000
Balmore Funds, S.A.           1,500,000       1,500,000         $500,000
Amro International, S.A.        791,250         791,250         $250,000
ICT N.V.                        150,000         150,000          $50,000
Leval Trading, Inc.             450,000         450,000         $150,000
Nesher, Inc.                    150,000         150,000          $50,000
Talbiya B. Investments          166,500         166,500          $50,000
Libra Finance, S.A.             198,000         198,000
J. Hayut                        139,500         139,500
Hyett Capital Ltd.               69,750          69,750

The shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us not involving a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which it sold a high number of shares to a high number of investors. In addition, these shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On February 7, 2001 we issued the following shares: (i) 2,100,000 of our shares to Darrell Lerner; (ii) 2,100,000 of our shares to Byron Lerner; (iii) 140,000 of our shares toGrushko & Mittman. All such issuances relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Of such amount, Darrell Lerner and Byron Lerner each received 2,100,000 shares as compensation for accrued salarie valued at $.01 per share of $42,000; and Grushko & Mittman were issued 140,000 shares for legal services rendered to us valued at $.01 per share at $1,400.

The shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us not involving a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which it sold a high number of shares to a high number of investors. In addition, these shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for this transaction.

During the year ended November 31, 2001, we repurchased 7,065,000 shares of our common stock for a total consideration of $1,151,672

In September, 2002, we completed a Regulation D, Rule 506 Offering in which we issued a total of 1,000,000 shares of our common stock to 34 shareholders for an aggregate offering price of $25,000. The following sets forth the identity of the class of persons to whom Relocate sold these shares and the amount of shares for each shareholder:


Frank Massaro                          16,000
Michael and Thelma Hartman             40,000
Nicholas A. Waslyn                     20,000
Eric Tjaden                            26,000
Margaret Indelicato                    16,000
Juan C. Morales                         4,000
Sheldon Shalom                          4,000
Patricia Faro                           4,000
Philip Mazzella                        16,000
Richard Zapolski                       16,000
William Grimm                           8,000
Richard Volpe                          16,000
Mark J. Parendo                        20,000
Mitch Hershkowitz                      20,000
Kristine Gentile                        4,000
Robert M. J. Hartman                   20,000
Danielle L. Hartman                    20,000
Martin Miller                          60,000
Dolores E. Miller                     100,000
Dolores E. Miller                      20,000
Drew Goldberg                          10,000
Carol Sitte                            50,000
Karen Pasteressa                       20,000
Desert Green, Inc.                     40,000
Robert Giambrone                       50,000
Anthony Giambrone                      60,000
Melvin D. Bernstein                    52,000
Linda Bernstein                        28,000
Beth Sussman                           40,000
Jeffrey Wenzel                         40,000
Tracey Wenzel                          40,000
Harold Sussman                         40,000
Amy Sussman                            40,000
Meg L. Sussman                         40,000

The Common Stock issued in the Company's Regulation D, Rule 506 offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. ss.230.506:

(A) No general solicitation or advertising was conducted by the Company in connection with the offering of any of the Shares.


(B) At the time of the offering the Company was not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an "investment company" within the meaning of the federal securities laws.

(C) Neither the Company, nor any predecessor of the Company, nor any director of the Company, nor any beneficial owner of 10% or more of any class of the Company's equity securities, nor any promoter currently connected with the Company in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D) The offers and sales of securities by the Company pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E) None of the investors are affiliated with any director, officer or promoter of the Company or any beneficial owner of 10% or more of the Company's securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in September 2002 were restricted in accordance with Rule 144 of the Securities Act of 1933.

On September 7, 2002, we issued 250,000 shares to Anslow & Jaclin, LLP in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") for legal services rendered to us.

The shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us not involving a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which it sold a high number of shares to a high number of investors. In addition, these shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.



Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. We are completing a website to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development.

Development stage expenses during the twelve months ended November 30, 2001 and November 30, 2000 were $52,870 and $253,788 respectively. The expenses incurred were primarily due to salaries and benefits as well as various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

* within 30 days of effectiveness of this registration statement dated ,2003 seek a listing for quotation on the NASD OTC Bulletin Board and begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with;

*    within 60 days of effectiveness of this registration statement dated      ,
     2003, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations

* hire and train additional staff, including management, marketing staff, and administrative personnel; We anticipate hiring at a minimum 10 employees in the next twelve months;

*    Initiate substantive construction of our corporate website;

Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the "Risk Factors" section of this prospectus. You should carefully review these risks prior to participating in the offering.

We intend to grow through internal development andstrategic alliances.

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Capital Resources and Liquidity.

As of November 30, 2001, we had approximately $0 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next 12 months. We will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

Cash Requirements and Additional Funding

The only cash requirements we presently have are for professional fees. We estimate this amount to be approximately $1,500 per month. Our present cash available should be able to satisfy this for the next six month period. Due to difficult market conditions, we are focusing on growing through strategic alliances without the necessity of outlaying cash.

PERIOD FROM DECEMBER 19, 1997 (DATE OF INCEPTION) THROUGH NOVEMBER 30 , 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $236,904, primarily consisting of salaries, accounting and legal fees, website development fees, rent and general administrative expenses. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

TWELVE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

Development stage income during the twelve months ended November 30, 2001 was $0 as compared to $0 for the twelve months ended November 30, 2000. Expenses for the twelve months ended November 30, 2001 were $52,870 primarily consisting of salary, accounting and legal fees. These fees are related to our quarterly regulatory filings. Expenses for the twelve months ended November 30, 2000 were $253,788 primarily consisting of salary, accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

Item 7. Financial Statements

                               Marvin Kirschenbaum
                           Certified Public Accountant
                        332 Meehan Avenue - Reads Landing
                       West Lawrence, New York 11691-5431
                                 (516) 239-3704

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate411.com, Inc.
142 Mineola Avenue
Roslyn Heights, New York 11577

Gentlemen:

I have audited the accompanying balance sheet of Relocate411.com, Inc. formerly known as Stateside Funding, Inc. (a development stage company) as of November 30, 2002 and the related statements of operations and cash flows for the year ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The accompanying consolidated balance sheet as of November 30, 2001, and the related consolidated statements of operations and cash flows for the year ended were audited by another auditor. The auditor expressed in his report dated February 28, 2002 an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relocate 411.com, Inc. as of November 30, 2002, and the statement of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed above, the consolidated financial statements of the Company as of and for the year ended November 30, 2001 were audited by another auditor. A described in Note 4, these consolidated financial statements have been revised to include the disclosure set forth in accordance to SOP 98-5 , "Reporting the Costs of Start-Up Activities". I audited the disclosure in Note 4. In my opinion, the disclosure for 2001 in Note 4 is appropriate.

However, I was not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosure and, accordingly, I do not express an opinion or any other form of assurance on the 2002 consolidated financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, and has no income since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter, specifically the proposed public offering, are also described in Note
10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marvin Kirschenbaum

CERTIFIED PUBLIC ACCOUNTANT

February 12, 2003

                                        2


                             RELOCATE411.COM, INC.
                   Formerly known as Stateside Funding, Inc.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS


                                                           November 30,
                                                        2002          2001
                                                        ----          ----
CURRENT ASSETS
    Cash                                               $ 20,519
                                                       --------
         Total current assets                            20,519

FIXED AND OTHER ASSETS
    Property and equipment at cost, net of
       accumulated depreciation                           4,473     $ 6,472
                                                       --------      ------

TOTAL ASSETS                                           $ 24,992     $ 6,472
                                                       ========     =======

                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Accrued liabilities                                $            $ 1,100
    Accounts payable                                                    630
    Loans payable                                        14,397       8,867
    Income tax payable                                    6,025       5,525
                                                       --------     -------
         Total Current Liabilities                       20,422      16,122
                                                       --------     -------

STOCKHOLDERS EQUITY

    Preferred stock, $0.0001 par value 10,000,000
       shares authorized and none issued in 2002
       and 2001                                              --          --
    Common stock, $0.0001 par value, 50,000,000
       shares authorized, 11,200,000 shares
       outstanding in 2002 and 9,950,000 in 2001          1,827       1,702
    Treasury stock (7,065,000 shares at cost)        (1,151,672) (1,151,672)
    Additional paid-in-capital                        1,403,396   1,373,521
    Accumulated (deficit)                              (248,981)   (233,201)
                                                     -----------  ----------

        Total Stockholders' Equity                        4,570      (9,650)
                                                     -----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 24,992     $ 6,472
                                                     ===========  ==========


    The accompanying notes are an integral part of these financial statements

                                        3

                             RELOCATE411.COM, INC.
                   Formerly known as Stateside Funding, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    For the years ended
                                                        November 30,
                                                        ------------
                                                   2002              2001
                                                   ----              ----

EXPENSES:
Salaries and benefits                              $      --        $ 42,000
General and administrative                            15,280          10,870
                                                   ---------        --------
Total expenses                                        15,280          52,870
                                                   ---------        --------
(Loss) before Other Income                           (15,280)        (52,870)
                                                   ---------        --------
OTHER INCOME (EXPENSE):
Interest income                                           --          26,080
                                                   ---------        --------
Total Other Income                                        --          26,080
                                                   ---------        --------
(Loss) before provision for income taxes             (15,280)        (26,790)
Provision for income taxes                               500             500
                                                   ---------        --------
Net income (loss)                                  $ (15,780)      $ (27,290)
                                                   =========       =========
Net profit (loss) per common share
based upon 10,262,500 and 15,930,000
(weighted average) shares, respectively            $  (0.002)      $   (0.02)
                                                   =========       =========


   The accompanying notes are an integral part of these financial statements

                                       4
                             RELOCATE411.COM, INC.
                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                       For the years ended
                                                          November 30,
                                                          -----------
                                                        2002          2001
                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $  (15,780) $   (27,290)
Adjustment to reconcile net (loss)to net cash
   used in operating activities:
       Amortization and depreciation                      1,999        2,292
       Common stock issued for services                   5,000       43,400
       Proceeds from shareholder loan                                  8,867
              Change in assets and liabilities:
         (Increase) Decrease in interest receivable          --       10,008
         Increase (decrease) accounts
             payable and accrued liabilities              4,300       (5,988)
                                                         ------     ---------
       Net Cash Used in Operating Activities         $   (4,481) $    31,289
                                                          -----      --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from private placement                          25,000        --
Decrease (Increase) in loan and notes receivable           --      1,112,602
Acquisition of Treasury Stock                              --     (1,151,672)
                                                      ---------     --------
       Net Cash Provided by Financing Activities         25,000      (39,070)
                                                        --------    -------
INCREASE (DECREASE) IN CASH                          $   20,519  $    (7,781)

Cash - beginning of year                                    --         7,781
                                                         ------        -----
Cash - end of year                                   $   20,519  $     - 0 -
                                                         =======       =====
Supplemental Disclosures:

     Non cash issuance of 200,000 and
     4,340,000 common shares of stock @ $.0001
     par value in 2002 and 2001, respectively              --            --
                                                        ========      ======

   The accompanying notes are an integral part of these financial statements

                              RELOCATE411.COM, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

Business

Relocate411.com, Inc., formerly known as Stateside Funding, Inc., was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered a development stage since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations have not yet commenced and there have been no revenues to date. The Company is developing a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

Organization

On January 26, 2000, the stockholders of Relocate411.com, Inc., a New York Corporation incorporated on August 24, 1999, completed a merger and stock exchange with Stateside Funding, Inc., a Delaware Corporation, resulting in a recapitalization of Stateside Funding, Inc., the acquirer. Relocate411.com, Inc. merged into Stateside Funding, Inc. Stateside Funding, Inc. acquired all of the assets and liabilities of Relocate411.com, Inc.

Under the terms of the Merger Agreement, each share of Relocate411.com, Inc. common stock converted into one hundred thousand shares of Stateside Funding, Inc. common stock. Contemporaneously, with the merger, Stateside Funding, Inc. issued 5,175,000 shares of its common stock in a private placement transaction, receiving net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 share of common stock from the founder of Stateside Funding, Inc. As part of the merger, Stateside Funding, Inc. then issued 6,600,000 common shares to Relocate411.com, Inc. in exchange for the 66 shares held by the stockholders of Relocate 411.com, Inc.

The financial statements reflect that of the acquirer, Stateside Funding, Inc., the entity that survived the merger. The Accumulated Deficit of Stateside Funding, Inc. as of January 26, 2000 was $ 1,303.

On January 27, 2000, Stateside Funding, Inc. filed a Certificate of Amendment changing their name to Relocate 411.com, Inc.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                              RELOCATE411.COM, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

Impairment of Long-Lived Assets:

Company's management believes that any evaluation necessitated through the adoption of SFAS 121, "Accounting for the Impairment Long-Lived Assets and for Long-Lived Assets to be Disposed of." will not be material.

Fixed Assets:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to ten years. Depreciation expense for the years ended November 30, 2002 and 2001 is $1,999 and $2,292, respectively.

Loss Per Common Share:

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

Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the year ended November 30, 2002 and 2001 was 10,262,500 and 15,930,000, respectively.

NOTE 3 - NOTE RECEIVABLE

On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd., a publicly held company presently trading on the NASD OTC Pink Sheets. Some of Teltran's stockholders and officers own approximately 42% of Relocate. The loan bore interest at 9 1/2% annually and was secured by a promissory note Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

                              RELOCATE411.COM, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

NOTE 3 - NOTE RECEIVABLE (continued)

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

NOTE 4 - ORGANIZATION COSTS

The Company had adopted for fiscal year-ended November 30, 1999 the requirements set forth in accordance to SOP 98-5. SOP 98-5 requires the costs of organization expenses to be expensed as incurred for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 was reported for the fiscal year-ended November 30, 1999 as a cumulative effect of a change in accounting principle as described in APB Opinion 20, Accounting Changes.

NOTE 5 - INCOME TAX PAYABLE

Income taxes have been accrued based on alternative methods of computing minimum New York State and City corporate taxes.

NOTE 6 - CAPITALIZATION

The Company is authorized to issue 50,000,000 common shares with a par value of $.0001, and 10,000,000 blank check preferred shares with a par value of $.0001

NOTE 7 - ADDITIONAL PAID-IN-CAPITAL

In September 2002 the Company issued a total of 1,250,000 shares of its common stock in a private placement, for a total consideration of $30,000 ($.025 per share). 250,000 shares represented a $ 5,000 payment for legal fees. $ 125 was treated as common stock ($.0001 per share) and the remainder $ 29,875 as additional paid-in-capital.

NOTE 8 - TREASURY STOCK

During the year ended November 30, 2001 the Company repurchased 7,065,000 shares of its common stock from its' initial investors with a payment of a stock offering (See Note 3) for a total consideration value of $1,151,672.

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

NOTE 10 - GOING CONCERN

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

                              RELOCATE411.COM, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

NOTE 10 - GOING CONCERN (continued)

Plan of Operation

Management is in the process of finalizing the development of its websites and other operating plans. During the next twelve months, management expects to take the following steps in connection with the development of business and the implementation of a plan of operations:

o within 30 days of effectiveness of the Registration Statement, seek a listing for quotation on the NASD OTC Bulletin Board and begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with;


o within 60 days of effectiveness of the Registration Statement, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations


o hire and train additional staff, including management, marketing staff, and administrative personnel; Management anticipates hiring at a minimum 10 employees in the next twelve months;


o    Initiate substantive construction of the corporate website;


o Management intends to grow through internal development and strategic alliances.

Because of uncertainties surrounding the Company's development and limited operating history, management anticipates incurring development stage losses in the foreseeable future. Management's ability to achieve the Company's business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations months. Management believes that the Company has sufficient cash to meet the minimum development and operating costs for the next 12 months. The Company will need to raise additional capital to continue operations past 12 months, and there is no assurance that the Company will be successful in raising the needed capital.

--------------------------------------------------------------------------------

                                    DON FUCHS
                           Certified Public Accountant
                              1468 East 14th Street
                               Brooklyn, NY 11230
                                 (718) 339-0568

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate411.com, Inc.
142 Mineola Avenue
Roslyn Heights, New York 11577

Gentlemen:

       I have audited the accompanying balance sheet of Relocate411.com, Inc. formerly known as Stateside Funding, Inc. (a development stage company) as of November 30, 2001 and November 30, 2000, and the related Statements of Operations, Cash Flows, and Stockholders' Equity for the years ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relocate 411.com, Inc. as of November 30, 2001 and November 30, 2000, and the Statements of Operations, Cash Flows, and Stockholders' Equity for the years ended, in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, and has no income since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter, specifically the proposed public offering, are also described in Note
10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DON FUCHS


CERTIFIED PUBLIC ACCOUNTANT
February 28, 2002

                              RELOCATE411.COM, INC.
                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                         November 30,
                                                      2001         2000
                                                      ----         ----
CURRENT ASSETS
    Cash                                                    $      7,781
    Interest receivable                                           10,008
    Note receivable                                            1,112,602
                                                               ---------
         Total current assets                                  1,130,391

FIXED AND OTHER ASSETS
    Property and equipment at cost, net of
       accumulated depreciation                   $   6,472        8,764
                                                      -----    ---------
TOTAL ASSETS                                      $   6,472  $ 1,139,155
                                                      =====     ========

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Accrued liabilities                           $   1,100  $     8,218
    Accounts payable                                    630
    Loans payable                                     8,867
    Income tax payable                                5,525        5,025
                                                     ------       ------
         Total Current Liabilities                   16,122       13,243
                                                     ------       ------
STOCKHOLDERS EQUITY

    Preferred stock, $0.0001 par value 10,000,000
       shares authorized and none issued in 2001
       and 2000                                         --          --
    Common stock, $0.0001 par value, 50,000,000
       shares authorized, 9,950,000 shares
       outstanding in 2001 and 12,675,000 in 2000     1,702        1,268
    Treasury stock (7,065,000 shares at cost)    (1,151,672)
    Additional paid-in-capital                    1,373,521    1,330,555
    Accumulated deficit                            (233,201)    (205,911)
                                                  ---------    ----------

         Total Stockholders' Equity                  (9,650)   1,125,952
                                                      ------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    6,472  $ 1,139,155
                                                      =====    =========



The accompanying notes are an integral part of these financial statements


                              RELOCATE411.COM, INC.
                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      For the years ended
                                                          November 30,
                                                          ------------
                                                   2001                2000
                                                   ----                ----
EXPENSES:
Salaries and benefits                          $  42,000           $ 139,888
General and administrative                        10,870             113,900
                                                --------            --------

Total expenses                                    52,870             253,788
                                                 -------            --------
(Loss) before Other Income                       (52,870)           (253,788)
                                                 --------            --------

OTHER INCOME (EXPENSE):
Interest income                                   26,080             108,481
Interest expense                                    --               (53,956)
                                                --------            --------

Total Other Income                                26,080              54,525
                                                --------            --------

(Loss) before provision for income taxes         (26,790)           (199,263)

Provision for income taxes                           500               5,025
                                                --------            --------

Net income (loss)                              $ (27,290)          $(204,288)
                                                =========           =========

Net profit (loss) per common share
based upon 15,930,000 and 7,706,227 (weighted
average) shares, respectively                  $  (0.002)         $    (0.02)
                                                 ========           =========







The accompanying notes are an integral part of these financial statements

                              RELOCATE411.COM, INC.
                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the years ended
                                                          November 30,
                                                          -----------
                                                        2001          2000
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (27,290)  $ (204,288)
Adjustment to reconcile net (loss)to net cash
   used in operating activities:
       Amortization and depreciation                      2,292        2,701
       Common stock issued for services                  43,400         --
       Proceeds from shareholder loan                     8,867         --
       Change in assets and liabilities:
         (Increase) Decrease in interest receivable      10,008      (10,008)
         Increase (decrease) accounts
             payable and accrued liabilities             (5,988)      12,843
                                                         ------     ---------
       Net Cash Used in Operating Activities         $   31,289  $  (198,752)
                                                          -----      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                      --        (11,465)
                                                         -------     --------
       Net Cash Used In Investing Activities               --        (11,465)
                                                         -------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement                            --      1,504,250
Redemption of original shareholders                        --       (150,000)
Write-off of deferred offering costs against capital       --        (25,000)
Decrease (Increase) in loan and notes receivable      1,112,602   (1,117,602)
Repayment of loan receivable                             --            5,000
Proceeds from loan payable                               --        1,117,602
Repayment of loan payable                                --       (1,117,602)
Acquisition of Treasury Stock                        (1,151,672)        --
                                                      ---------     --------
       Net Cash Provided by Financing Activities        (39,070)     216,648
                                                        --------     -------
INCREASE (DECREASE) IN CASH                          $   (7,781) $     6,431
Cash - beginning of year                                  7,781        1,350
                                                          ------       -----
Cash - end of year                                   $      0       $  7,781
                                                         =======       =====
Supplemental Disclosures:
     Non cash issuance of 4,340,000
     common shares of stock @ $.0001
     par value per merger agreement                        --            --
                                                        ========      ======
Income tax paid                                            --            625
                                                        ========      ======
Interest paid                                              --         26,688
                                                        ========      ======

   The accompanying notes are an integral part of these financial statements

                              RELOCATE411.COM, INC.

                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                                                    Additional
                                                  Shares       Treasury     Common    Paid-in     Accumulated
                                                  Issued        Stock       Stock     Capital       Deficit    Total
                                                  ------        -----       -----     -------       -------    -----
Year Ended November 30, 2000

Balance - November 30, 1999                      5,000,000      $   --    $   500    $  2,073  $   (1,623)   $  950

        Deferred offering costs charged
        against additional paid-in capital               0      $   --                (25,000)               (25,000)

        Issuance of shares in private
        placement                                5,175,000      $   --    $   518   1,503,732        --    1,504,250

        Relocate 411.com Inc. pre-merger
        shares                                          66      $   --    $   250        --          --          250

        Redemption of original shares           (4,100,000)     $   --    $   --     (150,000)       --     (150,000)
        Conversion in merger to 6,600,000        6,599,934      $   --        --         (250)       --         (250)

Net Loss                                             --         $   --        --                 (204,288)  (204,288)            -
                                                ----------    -----------   -------- ---------    --------   -------

Balance - November 30, 2000                     12,675,000      $  --     $ 1,268  $1,330,555 $ (205,911) $1,125,912
                                                ==========      ========    =====   =========    =======   =========

Year Ended November 30, 2001

Balance - November 30, 2000                     12,675,000      $  --    $  1,268  $1,330,555  $ (205,911)$1,125,912

        Purchase of Treasury stock as
        settlement                                  --        $(1,148,672)$   --   $    --     $    --   $(1,148,672)

          Issuance of shares as compensation     4,340,000    $   --      $   434      42,966       --        43,400

        Purchase of share from shareholder            --      $    (3,000)$    --        --          --       (3,000)
Net Loss                                               --             --       --        --       (27,290)   (27,290)
                                                ----------    -----------   ------- ---------     -------     -------

Balance - November 30, 2001                     17,015,000    $(1,151,672)$ 1,702  $1,373,521 $ (233,201)$    (9,650)
                                                ==========    ===========   =====   =========    ========      ======


    The accompanying notes are an integral part of these financial statements

                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

Business
--------

     Relocate411.com, Inc., formerly known as Stateside Funding, Inc., was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered a development stage since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations have not yet commenced and there have been no revenues to date. The Company is developing a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

Organization
------------

     On January 26, 2000, the stockholders of Relocate411.com, Inc., a New York Corporation incorporated on August 24, 1999, completed a merger and stock exchange with Stateside Funding, Inc., a Delaware Corporation, resulting in a recapitalization of Stateside Funding, Inc., the acquirer. Relocate411.com, Inc. merged into Stateside Funding, Inc. Stateside Funding, Inc. acquired all of the assets and liabilities of Relocate411.com, Inc.

     Under the terms of the Merger Agreement, each share of Relocate411.Com, Inc. common stock converted into one hundred thousand shares of Stateside Funding, Inc. common stock. Contemporaneously, with the merger, Stateside Funding, Inc. issued 5,175,000 shares of its common stock in a private placement transaction, receiving net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 share of common stock from the founder of Stateside Funding, Inc. As part of the merger, Stateside Funding, Inc. then issued 6,600,000 common shares to Relocate411.com, Inc. in exchange for the 66 shares held by the stockholders of Relocate 411.com, Inc.

      The financial statements reflect that of the acquirer, Stateside Funding, Inc., the entity that survived the merger. The Accumulated Deficit of Stateside Funding, Inc. as of January 26, 2000 was $ 1,303.

       On January 27, 2000, Stateside Funding, Inc. filed a Certificate of Amendment changing their name to Relocate 411.com, Inc.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments:

       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

Impairment of Long-Lived Assets:

      Company's management believes that any evaluation necessitated through the adoption of SFAS 121, "Accounting for the Impairment Long-Lived Assets and for Long-Lived Assets to be Disposed of." will not be material.

Fixed Assets:

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from five to ten years. Depreciation expense for the years ended November 30, 2001 and 2000 is $2,292 and $2,701, respectively.

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

       Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the year ended November 30, 2001 and 2000 was 15,930,000 and 7,706,227,
respectively.

NOTE 3 - NOTE RECEIVABLE

      On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd., a publicly held company presently trading on the NASD OTC Pink Sheets. Some of Teltran's stockholders and officers own approximately 42% of Relocate. The loan bore interest at 9 1/2% annually and was secured by a promissory note Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share. As of November 30, 2000, the Note receivable was $ 1.112,602.

                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

NOTE 3 - NOTE RECEIVABLE (continued)

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


NOTE 4 - ORGANIZATION COSTS
      The Company had adopted for fiscal year-ended November 30, 1999 the requirements set forth in accordance to SOP 98-5. SOP 98-5 requires the costs of organization expenses to be expensed as incurred for fiscal years beginning after December 15, 1998. The initial application of SOP 98-5 was reported for the fiscal year-ended November 30, 1999 as a cumulative effect of a change in accounting principle as described in
APB Opinion 20,
Accounting Changes.

NOTE 5 - INCOME TAX PAYABLE
       Income taxes have been accrued based on alternative methods of computing minimum New York State and City corporate taxes.

NOTE 6 - CAPITALIZATION
       The Company is authorized to issue 50,000,000 common shares with a par value of $.0001, and 10,000,000 blank check preferred shares with a par value of $.0001. On December 1, 1997, the Company issued a total of 5,000,000 shares of its common stock to three individuals, for a total consideration of $1,500 ($.0003 per share).

NOTE 7 - ADDITIONAL PAID-IN-CAPITAL
       In connection with this offering the company has incurred various costs which were classified as Deferred Offering Costs in the sum total of $25,000 for the year ended November 30, 2000. These costs are being charged to additional paid-in capital.

NOTE 8 - TREASURY STOCK
       During the year ended November 30, 2001 the Company repurchased 7,065,000 shares of its common stock from its' initial investors with a payment of a stock offering (See Note 3) for a total consideration value of $1,151,672.

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

NOTE 10 - GOING CONCERN
       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a development stage company, the Company has no revenue from operations and limited financing. The Company's continued existence is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments that might result from this uncertainty.

                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

NOTE 9 - GOING CONCERN (continued)

Plan of Operation

Management is in the process of finalizing the development of its websites and other operating plans. During the next twelve months, management expects to take the following steps in connection with the development of business and the implementation of a plan of operations:

o within 30 days of effectiveness of the Registration Statement, seek a listing for quotation on the NASD OTC Bulletin Board and begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with;

o within 60 days of effectiveness of the Registration Statement, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations

o hire and train additional staff, including management, marketing staff, and administrative personnel; Management anticipates hiring at a minimum 10 employees in the next twelve months;

o    Initiate substantive construction of the corporate website;

o Management intends to grow through internal development and strategic alliances.

Because of uncertainties surrounding the Company's development and limited operating history, management anticipates incurring development stage losses in the foreseeable future. Management`s ability to achieve the Company's business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations months. Management believes that the Company has sufficient cash to meet the minimum development and operating costs for the next 12 months. The Company will need to raise additional capital to continue operations past 12 months, and there is no assurance that the Company will be successful in raising the needed capital.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(A) of the Exchange Act

The following table sets forth information about our executive officers and directors.

NAME                        AGE      POSITION
---------------             ---      -----------------------------------
Darrell Lerner              28       President, Chief Executive Officer,
                                     Treasurer and Director

Darrell Lerner has been our President, Chief Executive Officer, Treasurer and Director since the merger on January 26, 2000. From April 1998 to the present, Mr. Lerner has been the president and director of Fantasy Sports Net, Inc., an internet company which provides interactive fantasy sports games and sports related information. Presently, such company is inactive. Mr. Lerner worked as a consultant for New Medium Enterprises Inc. (OTC BB: NMEN), a public company, during the second half of 1999. His responsibilities included meeting with website companies on behalf of New Medium Enterprises Inc. Mr. Lerner is a Cum Laude graduate of Hofstra University and a graduate of Hofstra Law School. Mr. Lerner has a degree in business administration/finance and extensive experience in telecommunications and journalism. Mr Lerner shall devote 50% of his time working for us. Mr. Lerner does not have an employment agreement. At present, we do not anticipate entering into an employment agreement with Mr. Lerner.

We intend to expand our Board of Directors, and to seek to recruit and retain a Chief Financial Officer, after the registration statement dated , 2003 is declared effective We feel that at such time it will be appropriate to expand our board of directors. Current efforts are underway to recruit additional members of management, as well.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

BOARD OF DIRECTORS

The board of directors consists of one director.

BOARD COMMITTEES

The Board of Directors has established no committees.

Compliance with Section 16(a)

Form 5's for the year ending November 30, 2001 have not been filed.

Item 10. Executive compensation

Darrell Lerner has been our President, Chief Executive Officer and Treasurer since inception. . To date, we have not entered into any employment agreements with our officers and do not presently intend to do so. Mr. Lerner received $21,000 in restricted corporate stock as compensation for services performed during the 2001 fiscal year. The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2001 fiscal year, for our Chief Executive Officer and for each of our other executive officers (the "Named Executive Officers") whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2001.

                           SUMMARY COMPENSATION TABLE

           ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                   RESTRICTED  SECURITIES    OPTIONS
NAME AND PRINCIPAL  FISCAL      OTHER      ANNUAL    STOCK     UNDERLYING    (NO. OF    ALL OTHER
POSITION            YEAR        SALARY     BONUS  COMPENSATION   AWARDS      SHARES)  COMPENSATION
------------------  -----       ------     -----  ------------ ----------    -------  ------------
Darrell Lerner
President Chief
Executive
Officer and
Treasurer           2001       $0         0           0         $21,000          0          0
Darrell Lerner      2002       $0         0           0              $0          0          0

(1) Our fiscal year ends November 30.

Our shareholders may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

                                  STOCK OPTIONS

We did not grant stock options in fiscal year ending 2001 or 2002.

The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 2001:

                          OPTION GRANTS IN FISCAL 2001
                             (INDIVIDUAL GRANTS)(1)

         NUMBER OF           % OF TOTAL
NAME     SECURITIES          OPTIONS                        EPIRATION
         UNDERLYING          GRANTED TO       EXERCISE        DATE
         OPTIONS GRANTED     EMPLOYEES IN     PRICE
                             FISCAL 2001

None

No Executive Officer held options during the 2001 or 2002 fiscal year. The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options at the 2001 and 2002 fiscal year ends:

None

Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

The following table sets forth, as of March 1, 2003 , certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each Named Executive Officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF         PERCENT OF
BENEFICIAL OWNER (1)         BENEFICIAL OWNERSHIP         OUTSTANDING SHARES

5% STOCKHOLDERS
Darrell Lerner               6,600,000                     58.93%
142 Mineola Avenue
Roslyn, New York 11577


Byron Lerner                 2,000,000                     17.86%
142 Mineola
Roslyn, New York 11577

James Tubbs                    900,000                      8.04%
142 Mineola
Roslyn, New York 11577

DIRECTORS AND NAMED EXECUTIVE
OFFICERS

Darrell Lerner               6,600,000                     58.93%
142 Mineola Avenue
Roslyn, New York 11577

All directors and executive  6,600,000                     58.93%
officers as a Group
(1 person)

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 12. Certain Relationships and Related Transactions

We currently use office space in a building located at 142 Mineola Avenue, Roslyn, New York. The primary tenant is Darrell Lerner, our President. The lease for such premises is in the name of International Global Communications, Inc., a company owned by Byron Lerner, one of our shareholders and the father of Darrell Lerner, our sole officer and director. The lease provides for monthly rental payments of $475 and presently expires February 28, 2003. There is an extension period that commences March 1, 2003 until February 28, 2004 at the rate of $500 per month.

Although we have no present intention to do so, we may, in the future, enter into other transactions and agreements relating to our business with our directors, officers, principal stockholders and other affiliates. Relocate 411.com, Inc. intends for all such transactions and agreements to be on terms no less favorable to Relocate 411.com, Inc. than those obtainable from unaffiliated third parties on an arm's-length basis. In addition, the approval of a majority of Relocate 411.com, Inc.`s disinterested directors will be required for any such transactions or agreements.

On January 26, 2000, we entered into a Plan and Agreement of Merger ("Merger Agreement") with Relocate 411.com, Inc., a New York corporation. We acquired all of the issued and outstanding stock of Relocate in exchange for 6,600,000 shares of the 12,615,000 shares of our issued and outstanding common stock. We acquired all of the assets and liabilities of Relocate. Darrell Lerner, our sole officer and director, Byron Lerner, one of our principal shareholders and Barry Manko were founders of Relocate411.com, Inc. They each received 2,200,000 shares or an aggregate of 6,600,000 shares. On January 27, 2000, we (the surviving entity) filed a Certificate of Amendment to our Articles of Incorporation changing our name to Relocate 411.com, Inc.

Byron Lerner, one of the founding shareholders of Relocate411.com, Inc. and considered a promoter was banned for 5 years, starting 1987, from the New York Stock Exchange. On April 22, 2002, the SEC filed a settled civil action against Byron Lerner, the Chairman and Chief Executive Officer of Teltran International Group, Ltd. The SEC alleged that Mr. Lerner caused Teltran to materially overstate its reported financial results during its fiscal year ended December 31, 1999 and to make other materially false and misleading statements. Mr. Lerner consented, without admitting or denying the SEC's allegations, to be permanently enjoined from violating or aiding and abetting certain violations of the 1933 Securities Act and the 1934 Exchange Act and pay disgorgement and prejudgment interest of $87,500 and a $50,000 civil penalty.

On the effective date of the Merger Agreement, Nachum Blumenfrucht, our sole officer and director resigned from our Board of Directors and a new Board of Directors was appointed. The new Board of Directors consisted of Darrell Lerner, President, Chief Executive Officer, and Treasurer, and Byron R. Lerner, Vice-President and Secretary. We redeemed 4,100,000 shares of our common stock from Nachum Blumenfrucht, our previous sole officer, director and principal shareholder for $150,000. In September 2002, Anslow & Jaclin, LLP were issued 250,000 shares of our common stock for legal services rendered.On May 25, 2000, Relocate loaned $1,117,602 to Teltran International Group, Ltd. Teltran is a publicly held company presently trading on the NASD OTC Bulletin Board, and some of its stockholders and officers own approximately 42% of relocate. The loan matures November 25, 2000 with interest at 9-1/2% annually and is secured by a promissory note. The note has been secured by 600,000 shares each of common stock of Teltran and Antra Holdings Group, Inc. Antra is also a publicly held company traded on the NASD OTC Bulletin Board. Teltran owns the Antra shares which were acquired in April, 1999 when each company originally exchanged 2,000,000 shares of their common stock. Additionally, Teltran pledged its one share of Teltran Web Factory, Ltd., a wholly owned foreign subsidiary of Teltran.

Teltran also issued to Relocate 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share. Teltran defaulted on the loan. As settlement for such default, Teltran agreed to sell its interest in Teltran Web Factory, Ltd to the NCT Group Ltd., a Connecticut company for stock NCT was entitled to in a pending offering in the United Kingdom. Such stock was received as consideration for settlement for repayment of the loan and our agreement to tender our interest in Teltran Web Factory, Ltd. Such shares were used to buy out all common stock and warrants in Relocate 411.com belonging to the original investors as follows:

Name/(Certificate #)                Dollars       Shares     Warrants


Austost Anstalt Schaan (C-5)       $500,000    1,500,000    1,500,000

Balmore Funds, S.A. (C-6)          $500,000    1,500,000    1,500,000

Amro International, S.A. (C-7)     $250,000      791,250      791,250

ICT N.V. (C-8)                      $50,000      150,000      150,000

Leval Trading, Inc. (C-9)          $150,000      450,000      450,000

Nesher, Inc. (C-10)                 $50,000      150,000      150,000

Talbiya B. Investments (C-11)       $50,000      166,500      166,500

Libra Finance, S.A. (C-12)                -      198,000      198,000

J. Hayut (C-13)                           -      139,500      139,500

Hyett Capital Ltd. (C-14)                 -       69,750       69,750

Such related party transaction was on terms that were not more favorable than if agreed upon by a third party in an arms length transaction.

We have no plans to issue any additional securities to management, promoters, affiliates or associates at the present time. If our Board of Directors adopts an employee stock option or pension plan, we may issue additional shares according to the terms of this plan. Although we have a very large amount of authorized but un-issued common stock, we intend to reserve this stock to implement continued expansion of the business.

We have no present intention of acquiring any assets by any promoter, management or their affiliates or associates.

There are no arrangements or agreements between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence our affairs. In the future, we will present all possible transactions between the Company and its officers, directors or 5% stockholders, and their affiliates to the Board of Directors for its consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.


Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

None

Item 14.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RELOCATE 411.COM, INC.
                                (Registrant)

                                By: /s/ Darrell Lerner
                                ------------------------------
                                Darrell Lerner, President,
                                Chief Executive Officer
                                Treasure and Director

Date:  March 10, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.


                                RELOCATE 411.COM, INC.
                                (Registrant)

                                By: /s/ Darrell Lerner
                                ------------------------------
                                Darrell Lerner, President,
                                Chief Executive Officer
                                Treasure and Director


Date:   March 10, 2003


                                      II-4

--------------------------------------------------------------------------------

                                 CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                  AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                            18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I Darrell Lerner certify that:

1.   I have reviewed this annual report on Form 10-KSB of RELOCATE411.COM, INC.

2. Based on my knowledge, this amended yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;


3. Based on my knowledge, the financial statements, and other financial information included in this amended yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended yearly report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this amended yearly report is being prepared;


     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended yearly report (the "Evaluation Date"); and


     (c) presented in this amended yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and


     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this amended yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2003

                                        /s/ Darrell Lerner
                                        --------------------------
                                        Darrell Lerner
                                        Principal Executive Officer,
                                        Principal Financial Officer