Form 10KSB
period 2002-11-30
RELOCATE 411 COM INC /
filed 2003-03-10
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the Fiscal year ended November 30, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Revenues for year ended November 30, 2002: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $-0-.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         11,200,000
-------------------------------                        ---------
      (Title of Class)                           (Shares outstanding at
                                                    November 30, 2002)

                             RELOCATE 411.COM, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED NOVEMBER 30, 2002

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


Number of Shareholders as of November 30, 2002 - 40

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

Development stage expenses during the twelve months ended November 30, 2001 and November 30, 2002 were $52,870 and $15,280 respectively. The expenses incurred were primarily due to salaries and benefits as well as various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

* within 30 days of effectiveness of our registration statement presently filed with the SEC seek a listing for quotation on the NASD OTC Bulletin Board and begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with;

* within 60 days of effectiveness of our registration statement presently filed with the SEC, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations

* hire and train additional staff, including management, marketing staff, and administrative personnel; We anticipate hiring at a minimum 10 employees in the next twelve months;

*    Initiate substantive construction of our corporate website;

Each of these steps present significant risks with respect to our ability to implement our plan of operations, which are discussed in the "Risk Factors" section of this prospectus. You should carefully review these risks prior to participating in the offering.

We intend to grow through internal development and strategic alliances.

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Capital Resources and Liquidity.

As of November 30, 2002, we had approximately $20,519 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next 12 months. We will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

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

TWELVE MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

Development stage income during the twelve months ended November 30, 2002 was $0 as compared to $0 for the twelve months ended November 30, 2001. Expenses for the twelve months ended November 30, 2002 were $15,280 primarily consisting of salary, accounting and legal fees. These fees are related to our quarterly regulatory filings. Expenses for the twelve months ended November 30, 2001 were $52,870 primarily consisting of salary, accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

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

We intend to expand our Board of Directors, and to seek to recruit and retain a Chief Financial Officer, after our registration statement presently filed with the SEC is declared effective. We feel that at such time it will be appropriate to expand our board of directors. Current efforts are underway to recruit additional members of management, as well.

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

Compliance with Section 16(a)

Form 5's for the year ending November 30, 2002 have not been filed.

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

                           SUMMARY COMPENSATION TABLE

           ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                   RESTRICTED  SECURITIES    OPTIONS
NAME AND PRINCIPAL  FISCAL      OTHER      ANNUAL    STOCK     UNDERLYING    (NO. OF    ALL OTHER
POSITION            YEAR        SALARY     BONUS  COMPENSATION   AWARDS      SHARES)
COMPENSATION
------------------  -----       ------     -----  ------------ ----------    ---------  ----------
Darrell Lerner
President Chief
Executive
Officer and
Treasurer           2001       $0         0           0         $21,000          0          0
Darrell Lerner      2002       $0         0           0              $0          0          0


(1) Our fiscal year ends November 30.

Our shareholders may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

                                  STOCK OPTIONS

We did not grant stock options in fiscal years ending 2001 or 2002.

The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 2002:

                          OPTION GRANTS IN FISCAL 2001
                             (INDIVIDUAL GRANTS)(1)

         NUMBER OF           % OF TOTAL
NAME     SECURITIES          OPTIONS                        EXPIRATION
         UNDERLYING          GRANTED TO       EXERCISE        DATE
         OPTIONS GRANTED     EMPLOYEES IN     PRICE
                             FISCAL 2001

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


Item 13. Exhibits and Reports on Form 8-K

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

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 10, 2003
                                        /s/ Darrell Lerner
                                        --------------------------
                                        Darrell Lerner
                                        Principal Executive Officer,
                                        Principal Financial Officer