Form 10QSB
period 2003-02-28
RELOCATE 411 COM INC /
filed 2003-04-14
CIK 1077561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    ------------

                         Commission file number: 0-25591

                              Relocate 411.com, Inc
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                             11-3462369
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

               142 Mineola Avenue, Roslyn Heights, New York 11577
                (Address of Principal Executive Offices) Zip Code

                                 (516) 359-5619
               Registrant's Telephone Number, Including Area Code

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         11,200,000
-------------------------------                        ----------
      (Title of Class)                           (Shares outstanding at
                                                  February 28, 2003)

                             RELOCATE 411.COM, INC.
                                   FORM 10-QSB
                  FOR THE THREE MONTHS ENDED February 28, 2003

                                     INDEX                              Page

PART I       FINANCIAL INFORMATION


ITEM 1       Financial Statements

             Balance Sheet, February 28, 2003                              2

             Statement of Income & Expenses for the three
             months ended February 28, 2003                                3

             Statement of Cash Flows for the three
             months ended February 28, 2003                                4

             Notes to Financial Statements                               5-7

ITEM 2       Management's Discussion and
             Analysis or Plan of Operations                              8-9

ITEM 3       Controls and Procedures                                       9

PART II      Other Information - Items 1-6                                 9

Signatures                                                                10


                             RELOCATE 411.COM, INC.
                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                      February 28,
                                                                2003                2002
                                                            -----------        -----------
CURRENT ASSETS:
       Cash                                                 $    16,722        $        --
                                                            -----------        -----------

                    Total current assets                         16,722        $        --

FIXED AND OTHER ASSETS:
       Property and equipment at cost, net
            accumulated depreciation                              4,473              6,472

       Other assets
            Organization costs - net of amortization                 --                180
                                                            -----------        -----------

TOTAL ASSETS                                                $    21,195        $     6,652
                                                            ===========        ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                              --                630
       Loans payable                                        $    14,397             11,067
       Income tax payable                                         6,025              5,525
                                                            -----------        -----------

            Total Current Liabilities                       $    20,422        $    17,222
                                                            -----------        -----------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.0001 par value 10,000,000
            shares authorized and none issued in 2001
            or 2000                                                  --                  0
       Common stock,  $0.0001 par value, 50,000,000
            shares authorized, 11,200,000 shares
            outstanding .                                         1,827              1,702
       Treasury stock  (7,065,000 at cost)                   (1,151,672)        (1,151,672)
       Additional paid-in-capital                             1,403,396          1,373,521
       Accumulated deficit                                     (252,778)          (234,121)
                                                            -----------        -----------
                    Total Stockholders' Equity                      773            (10,570)
                                                            -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    21,195              6,652
                                                            ===========        ===========


   The accompanying notes are an integral part of these financial statements.


                             RELOCATE 411.COM, INC.
                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 For the three months ended
                                                                        February 28
                                                                        -----------
                                                                   2003           2002
                                                                  -------        -------
EXPENSES:
      General and administrative                                  $ 3,797        $ 1,100
                                                                  -------        -------

              Total expenses                                      $ 3,797        $ 1,100
                                                                  -------        -------

(Loss) before provision for income taxes                           (3,797)        (1,100)

Provision for income taxes                                        $    --        $    --
                                                                  -------        -------

Net income (loss)                                                 $(3,797)       $(1,100)
                                                                  =======        =======


Net profit (loss) per common share based upon 11,200,000
      and 9,950,000 (weighted average) shares, respectively       $(0.0003)      $(0.0001)
                                                                  =======        =======


   The accompanying notes are an integral part of these financial statements.


                             RELOCATE 411.COM, INC.
                    Formerly known as Stateside Funding, Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the period ended
                                                                      February 28
                                                                      -----------
                                                                 2003            2002
                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                  (3,797)         (1,100)
          Amortization and depreciation                             --              --
          Change in assets and liabilities:
              (Increase)Decrease in interest receivable             --              --
              Increase (decrease) accounts payable
                           and accrued liabilities                  --          (1,100)
                                                              --------        --------
              Net Cash Used in Operating Activities           $ (3,797)       $ (2,200)
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from loan payable                              $     --           2,200
                                                                              --------

              Net Cash Used In Investing Activities           $     --        $  2,200
                                                              --------        --------


INCREASE (DECREASE) IN CASH                                   $ (3,797)       $     --

      Cash - beginning of period                              $ 20,519        $     --
                                                              --------        --------

      Cash - end of quarter                                   $ 16,722        $     --
                                                              ========        ========

Supplemental Disclosures:
      Income tax paid                                               --              --
                                                              ========        ========
      Interest paid                                                 --              --
                                                              ========        ========


   The accompanying notes are an integral part of these financial statements.

                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 28, 2003

NOTE 1 - BASIS OF PRESENTATION

Business
--------

     Relocate 411.com, Inc., formerly known as Stateside Funding, Inc., was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered a development stage since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations have not yet commenced and there have been no revenues to date. The Company is developing a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

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

                                February 28, 2003


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

     Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the three months ended February 28, 2003 and 2002 was 11,200,000 and 9,950,000,
respectively.


NOTE 3 - INCOME TAX PAYABLE

     Income taxes have been accrued based on alternative methods of computing minimum New York State and City corporate taxes.

NOTE 4 - CAPITALIZATION AND ADDITIONAL PAID-IN-CAPITAL

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

                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 28, 2003


NOTE 5 - TREASURY STOCK

     The Company repurchased 7,065,000 shares of its common stock from its' initial investors with a payment of a stock offering (See Note 3) for a total consideration value of $1,151,672.


NOTE 6 - CONFLICTS OF INTEREST

     Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management has other interests including business interests to which they devote their primary attention. Management may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Overview

During the past three months, our operations have continued to be devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. We are completing a website to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development.

Development stage expenses during the three months ended February 28, 2003 and February 28, 2002 were $ 3,797 and $ 1,100 respectively. The expenses incurred were primarily due to consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated.

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

Because of uncertainties surrounding our development and limited operating history, we anticipate incurring development stage losses in the foreseeable future. Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

Capital Resources and Liquidity.

As of February 28, 2003, we had approximately $16,722 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next 12 months. We will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

Cash Requirements and Additional Funding

The only cash requirements we presently have are for professional fees. We estimate this amount to be approximately $1,500 per month. Our present cash available should be able to satisfy this for the next six month period. Due to difficult market conditions, we are focusing on growing through strategic alliances without the necessity of outlaying cash.

PERIOD FROM DECEMBER 19, 1997 (DATE OF INCEPTION) THROUGH FEBRUARY 28, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $252,778, primarily consisting of salaries, accounting and legal fees, website development fees, rent and general administrative expenses. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

THREE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

Development stage income during the three months ended February 28, 2003 was $0 as compared to $0 for the three months ended February 28, 2002. Expenses for the three months ended February 28, 2003 were $3,797 primarily consisting of accounting and legal fees. These fees are related to our quarterly regulatory filings. Expenses for the three months ended February 28, 2002 were $1,100 primarily consisting of accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


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


                                        Date: April 14, 2003


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


                                        Date: April 14, 2003

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

I Darrell Lerner certify that:

1.   I have reviewed this annual report on Form 10-QSB of RELOCATE411.COM, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Dated: April 14, 2003
                                        /s/ Darrell Lerner
                                        --------------------------
                                        Darrell Lerner
                                        Principal Executive Officer,
                                        Principal Financial Officer