Form 10QSB
period 2003-05-31
RELOCATE 411 COM INC /
filed 2003-07-15
CIK 1077561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2003

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         11,200,000
-------------------------------                        ----------
      (Title of Class)                           (Shares outstanding at
                                                  July 15, 2003)

                             RELOCATE 411.COM, INC.
                                   FORM 10-QSB
                      FOR THE SIX MONTHS ENDED MAY 31, 2003

                                     INDEX                           Page

PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements

             Balance Sheet, May 31, 2003                                2

             Statement of Operations, May 31, 2003                    3-4

             Statement of Stockholder' Equity, May 31, 2003             5

             Statement of Cash Flows, May 31, 2003                      6

             Notes to Financial Statements                            7-8

ITEM 2       Management's Discussion and
             Analysis or Plan of Operations                             9

ITEM 3       Controls and Procedures                                   10

PART II      Other Information - Items 1-6                             11

Signatures                                                             12



                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                    As of May 31, 2003 and November 30, 2002


                                     ASSETS

                                                                May 31,                 November 30,
                                                                  2003                      2002
                                                            -----------------         -----------------
CURRENT ASSETS
       Cash                                                         $ 13,453                  $ 20,519
                                                            -----------------         -----------------

                  Total Current Assets                                13,453                    20,519


       Property and equipment at cost, net of
         accumulated depreciation                                      3,723                     4,473
                                                            -----------------         -----------------

                  Total Properties                                     3,723                     4,473


       TOTAL ASSETS                                                 $ 17,176                  $ 24,992
                                                            =================         =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES

       Accrued liabilities                                               $ -                       $ -
       Accounts payable                                                    -                         -
       Loans payable                                                  14,397                    14,397
       Income tax payable                                              6,275                     6,025
                                                            -----------------         -----------------

                  Total current liabilities                           20,672                    20,422



SHAREHOLDERS' EQUITY

       Preferred stock - $.0001 par value
         authorized 10,000,000 shares
         issued and outstanding: none                                      -                         -
       Common stock - $.0001 par value;
          authorized 50,000,000 shares;
          issued and outstanding: 18,265,000 and 18,265                1,827                     1,827
       Additional paid-in-capital                                  1,403,396                 1,403,396
       Treasury stock at cost: 7,065,000 and 7,065,000            (1,151,672)               (1,151,672)
       Accumulated deficit during Development Stage                 (257,047)                 (248,981)
                                                            -----------------         -----------------

                  Total shareholders' equity                          (3,496)                    4,570


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 17,176                  $ 24,992
                                                            =================         =================



 The accompanying notes are an integral part of these consolidated financial statements.


                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the six months ended May 31, 2003 and 2002
              and for the Period From Inception (December 19, 1997)
                              Through May 31, 2003


                                                                                               Period from
                                                                                                Inception
                                                                                                 Through
                                                              May 31,           May 31,          May 31,
                                                                2003             2002              2003
                                                          ----------------------------------------------------
REVENUES
--------
       Revenue                                                         $ -               $ -              $ -
                                                          ----------------------------------------------------

       TOTAL REVENUES                                                    -                 -                -
       --------------
                                                          ----------------------------------------------------

EXPENSES
--------
       Salaries and benefits                                             -                 -          181,888
       General and Administrative                                    7,816             2,600          149,489
                                                          ----------------------------------------------------

       TOTAL EXPENSES                                                7,816             2,600          331,377
       --------------
                                                          ----------------------------------------------------

OPERATING INCOME (LOSS)                                             (7,816)           (2,600)        (331,377)
-----------------------

       Provision for income tax                                       (250)             (250)          (6,275)
       Interest expense                                                  -                 -          (53,956)
       Interest income                                                   -                 -          134,561
                                                          ----------------------------------------------------

NET INCOME (LOSS)                                                   (8,066)           (2,850)        (257,047)
-----------------
                                                          ====================================================

NET INCOME (LOSS) PER COMMON SHARE                                    0.00             (0.00)
----------------------------------
                                                          ===================================
       (less than $.01 per share for 2002 and 2001)

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                           18,265,000         9,950,000
   ------------------
                                                          ===================================


 The accompanying notes are an integral part of these consolidated financial statements.


                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                For the three months ended May 31, 2003 and 2002
             and for the Period From Inception (December 19, 1997)
                              Through May 31, 2003


                                                                May 31,                   May 31,
                                                                  2003                      2002
                                                            -------------------------------------------
REVENUES
--------
       Revenue                                                           $ -                       $ -
                                                            -------------------------------------------

       TOTAL REVENUES                                                      -                         -
       --------------
                                                            -------------------------------------------

EXPENSES
--------
       Salaries and benefits                                               -                         -
       General and Administrative                                      4,172                     1,500
                                                            -------------------------------------------

       TOTAL EXPENSES                                                  4,172                     1,500
       --------------
                                                            -------------------------------------------

OPERATING INCOME (LOSS)                                               (4,172)                   (1,500)
-----------------------

       Provision for income tax                                         (125)                     (125)
       Interest expense                                                    -                         -
       Interest income                                                     -                         -
                                                            -------------------------------------------

NET INCOME (LOSS)                                                     (4,297)                   (1,625)
-----------------
                                                            ===========================================



 The accompanying notes are an integral part of these consolidated financial statements.



                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  May 31, 2003

                                                                                                     Accumulated
                                                                                                       Deficit
                                                                                    Additional        During the
                                                     Common                           Paid-In        Development
                                                     Shares          Amount           Capital           Stage             Total
                                                 ------------------------------------------------------------------- ----------
Issuance of common shares
  on December 19, 1997 at par
  value ($.0001 per share) for cash                   5,000,000     $       500     $     1,000     $        --     $     1,500

Net Loss, organization costs                                                                               (180)           (180)
                                                      ---------     -----------     -----------        ---------     -----------
Balance, November 30, 1998                            5,000,000             500           1,000            (180)          1,320

Deferred offering costs                                                                    (927)                           (927)

Additional paid in capital, cash, by officer
  during October, 1999                                                                    2,000                            2,000

Net Loss                                                                                                 (1,303)         (1,303)
                                                      ---------     -----------     -----------        ---------     -----------
Balance, November 30, 1999                            5,000,000     $       500     $     2,073     $    (1,483)    $     1,090

Deferred offering costs                                                                 (25,000)                        (25,000)

Issuance of shares in private placement
  and merger: January 26, 2000:

       Private placement                              5,175,000             518       1,503,732                        1,504,250
       Pre-merger shares, Relocate 411.com, Inc.             66             250                                              250
       Conversion of shares in merger                 6,599,934                            (250)                           (250)
       Redemption of original shares                 (4,100,000)                       (150,000)                       (150,000)

Net Loss                                                                                               (204,348)       (204,348)
                                                      ---------     -----------     -----------        ---------     -----------
Balance, November 30, 2000                           12,675,000           1,268       1,330,555        (205,831)      1,125,992

Purchase of treasury stock, 7,065,000 shares
  during January, 2001 with cash                                                                                     (1,151,672)

Issuance of shares as stock compensation
  on February 7, 2001                                 4,200,000             420          41,580                           42,000

Issuance of shares as stock compensation
  for legal fees, February 7, 2001                      140,000              14           1,386                            1,400

Net Loss                                                                                                (27,370)        (27,370)
                                                      ---------     -----------     -----------        ---------     -----------
Balance, November 30, 2001                           17,015,000           1,702       1,373,521        (233,201)         (9,650)

Issuance of shares in private placement for cash
  Reg D, Rule 506, September 7, 2002                  1,000,000             100          24,900                           25,000

Issuance of shares as stock compensation
  for legal fees, September 7, 2002                     250,000              25           4,975                            5,000

Net Loss                                                                                                (15,780)        (15,780)
                                                      ---------     -----------     -----------        ---------     -----------
Balance, November 30, 2002                           18,265,000           1,827       1,403,396        (248,981)          4,570

Net Loss                                                                                                 (8,066)
                                                      ---------     -----------     -----------        ---------     -----------
Balance end of period                                18,265,000     $     1,827     $ 1,403,396     $  (257,047)    $     4,570
                                                     ==========     ===========     ===========     ===========      ===========


 The accompanying notes are an integral part of these consolidated financial statements.



                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the six months ended May 31, 2003 and 2002
              and for the Period From Inception (December 19, 1997)
                              Through May 31, 2003
                                                                                                            Period from
                                                                                                              Inception
                                                                                                                Through
                                                                             May 31,          May 31,           May 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                          2003              2002             2003
------------------------------------                                          ----              ----             ----
       Net  (loss)                                                           $ (8,066)        $ (2,850)      $ (257,047)

       Adjustments to reconcile net loss to net cash used in operati activities:

       Depreciation and organization costs                                        750                             9,242
       Common stock issued for services                                                                          48,400
       (Increase) Decrease in interest receivable                                   -                                 -
       Inrease (Decrease) in accounts payable and accrued expenses                250             (850)           6,275
                                                                    ----------------------------------- ----------------

       Net cash flows provided by (usded in) operating activities              (7,066)          (3,700)        (193,130)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

       Cash paid for note receivable                                                                         (1,117,602)
       Cash received from note receivable                                                                     1,117,602
       Cash paid for equipment                                                                                  (11,465)
                                                                    ----------------------------------- ----------------

       Net cash flows provided by (used in) investing activites                     -                -          (11,465)
                                                                    ----------------------------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

       Proceeds from loans payable                                                               3,700           14,397
       Proceeds from issuance of stock                                                               -        1,531,250
       Cash paid for stock redemption                                                                          (150,000)
       Defered offering costs against capital                                                                   (25,927)
       Acquisition of treasury stock                                                                         (1,151,672)
                                                                    ----------------------------------- ----------------

       Net cash flows provided by (used in) financing activities                    -            3,700          218,048
                                                                    ----------------------------------- ----------------

CASH RECONCILIATION
-------------------

       Net increase (decrease) in cash                                         (7,066)               -           13,453
       Cash at beginning of period                                             20,519                                 -
                                                                    ----------------------------------- ----------------
       CASH AT END OF PERIOD                                                 $ 13,453              $ -         $ 13,453
                                                                    =================================== ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Cash paid during the year for interest                                     $ -              $ -
       Cash paid during the year for income taxes                                 $ -              $ -


The accompanying notes are an integral part of these consolidated financial statements.


                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

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

                              RELOCATE411.COM, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2003

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

     Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive. The weighted average number of common shares used to calculate loss per common share during the three months ended May 31, 2003 and 2002 was 11,200,000 and 9,950,000, respectively.

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

                                  May 31, 2003


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

Development stage expenses during the six months ended May 31, 2003 and May 31, 2002 were $(8,066)and $ (2,850) respectively. The expenses incurred were primarily due to consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated.

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

Capital Resources and Liquidity.

As of May 31, 2003, we had approximately $ 13,453 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next 12 months. We will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital.

Cash Requirements and Additional Funding

The only cash requirements we presently have are for professional fees. We estimate this amount to be approximately $1,500 per month. Our present cash available should be able to satisfy this for the next six month period. Due to difficult market conditions, we are focusing on growing through strategic alliances without the necessity of outlaying cash.

PERIOD FROM DECEMBER 19, 1997 (DATE OF INCEPTION) THROUGH MAY 31, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $(257,047), primarily consisting of salaries, accounting and legal fees, website development fees, rent and general administrative expenses. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

THREE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

Development stage income during the three months ended May 31, 2003 was $0 as compared to $0 for the three months ended May 31, 2002. Expenses for the three months ended May 31, 2003 were $(4,297) primarily consisting of accounting and legal fees. These fees are related to our quarterly regulatory filings. Expenses for the three months ended May 31, 2002 were $(1,625) primarily consisting of accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

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


                                        Date: July 15, 2003


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


                                        Date: July 15, 2003

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

I, Darrell Lerner certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RELOCATE411.COM, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003
                                        /s/ Darrell Lerner
                                        --------------------------
                                        Darrell Lerner
                                        Principal Executive Officer,
                                        Principal Financial Officer