Form 10KSB/A
period 2002-11-30
RELOCATE 411 COM INC /
filed 2003-08-21
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB



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


Registrant's Telephone Number, Including Area Code (516) 773-3085
                                                   --------------


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

Revenues for year ended November 30, 2002: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $-0-.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         11,200,000
-------------------------------                        ----------
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


Relocate411.com, Inc., the New York corporation was a predecessor of our company as that term is defined by Item 405 of Regulation C. Relocate 411.com, Inc, the New York corporation, which was incorporated in August 1999, had the same business plan as us in that it was a are a development stage Internet based company whose goal is to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. As set forth the merger between us and Relocate411.com, Inc., New York corporation, was completed in January 2000. Prior to such time the business plan of Stateside Funding, Inc. was to function as a "blank check company" as that term is defined in Rule 419 of Regulation C.


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

Number of Shareholders as of November 30, 2002 - 40


There are currently no outstanding options, warrants or other securities convertible into our common equity. All outstanding warrants have been cancelled by agreements with the warrant holders. We are registering a total of 1,250,000 shares pursuant to a SB-2 Registration Statement filed with the Securities and Exchange Commission. There are no other shares outstanding which have registration rights.

Rule 144 Shares

As of August 12, 2003, a total of 9,950,000 shares of our common stock will be available for resale to the public. Such shares are comprised of the 6,600,000 shares of our common stock acquired by Darrell Lerner from us on January 26, 2000 and February 7, 2003, the 2,000,000 shares of our common stock acquired by Byron Lerner from us on February 7, 2001, the 250,000 shares of our common stock acquired by Barry Manko on January 26, 2000, the 200,000 shares of our common stock acquired by Grushko & Minko on January 26, 2000 and February 7, 2001 and the 900,000 shares of our common stock acquired by James Tubbs on January 26, 2000. All such shares must be sold in accordance with the volume and trading limitations of Rule 144 of the Act. With respect to the 250,000 shares of our common stock acquired by Anslow & Jaclin, LLP and the 1,000,000 shares sold to investors in our Regulation D Rule 506 offering such shares will be eligible for resale in September 2003, in accordance with the volume and trading limitations of Rule 144 of the Act.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, would equal approximately 280,380 shares as of the date of this prospectus; or

2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Notwithstanding same, our affiliates are subject to the volume limitations and trading limitations of Rule 144 regardless of how long they have held such shares.


Dividends

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

RECENT SECURITIES TRANSACTIONS

On January 26, 2000 we issued the following shares: (i) 2,200,000 shares to Darrell Lerner, 2,200,000 shares to Byron Lerner and 2,200,000 shares to Barry Manko in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The shares were issued as part of the transaction between us and Relocate411.com, Inc., a New York corporation ("NY Relocate") whereby we acquired all of the shares of NY Relocate and it became our wholly owned subsidiary. Each share of NY Relocate was converted into 1000 of our shares. Darrell Lerner, Byron Lerner and Barry Manko each held 2,200 shares of NY Relocate prior to the transaction; (ii) 900,000 shares to James Tubbs in reliance on the exemption under Section 4(2) of the Act for consideration of $900 or $.001 per share; (iii) 60,000 shares to Grushko & Mittman in reliance on the exemption under Section 4(2) of the Act for legal services rendered valued at $20,000 or $.3333 per share. We subsequently entered into an agreement with Barry Manko in which he agreed to cancel 1,950,000 shares of our common stock for cash consideration.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. Each of these shareholders was a sophisticated investor and had access to information regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for this transaction.



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

The shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us not involving a public offering. Each of these shareholders was a sophisticated investor and had access to information regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which it sold a high number of shares to a high number of investors. In addition, these shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities

Act of 1933 for this transaction. All of these shares and outstanding warrants were cancelled in consideration for the issuance of the preferred shares received by us in the default of the loan from Teltran.

On February 7, 2001 we issued the following shares: (i) 2,100,000 of our shares to Darrell Lerner; (ii) 2,100,000 of our shares to Byron Lerner; (iii) 140,000 of our shares toGrushko & Mittman. All such issuances relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Of such amount, Darrell Lerner and Byron Lerner each received 2,100,000 shares as compensation in lieu of salaries valued at $.01 per share of $42,000; and Grushko & Mittman were issued 140,000 shares for legal services rendered to us valued at $.01 per share at $1,400.


The shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us not involving a public offering. Each of these shareholders was a sophisticated investor and had access to information regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.

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

Overview

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. We currently have constructed an introductory webpage at www.relocate411.com which outlines the products and services that we company expect to offer and includes phone and email information. Currenlty, this website is not complete and not does not provide any service to us. Once the website is complete it will be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development.

Development stage expenses during the twelve months ended November 30, 2001 and November 30, 2002 were $52,870 and $15,280 respectively. The expenses incurred were primarily due to salaries and benefits as well as various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated. As of August 7, 2003 we have $10,930 in cash available to us.


Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:


* Initiate substantive construction of our corporate website. We currently have constructed an introductory webpage at www.relocate411.com which
                                                 -------------------
     outlines the products and services that we company expect to offer and includes our phone and email information. We anticipate that within ninety days, additional pages will be added to the website with a more detailed description of these products and services and the site will be used as a business tool and showcase for potential partners and affiliations. In addition, we anticipate that links to the partners that we have established affiliations with will go live within this time period To date no money has been spent on website development and we anticipate completing the additional steps set forth above for little or no cost. Our management is undertaking as much of the initial web design as possible in-house in order to contain costs. Further website expansion in 2004 will be in various phases subject to revenue and capital availability. We have spoken with a web designer who has outlined potential costs for various stages of development. As the ultimate costs could be substantial we are considering the options described above and contemplating less costly alternatives to mitigate costs and allow the rollout to be done in a more cost-effective manner.


* within 30 days of effectiveness of our registration statement presently filed with the SEC seek a listing for quotation on the NASD OTC Bulletin


Board. We anticipate that the date of the application for listing of quotation will be by the end of the year and there are no fees to us for such filing. At such time we will also begin discussions with various potential real estate consultantsto assist us, as well as companies within the industry to partner with. We have already commenced the process of searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. There is no way to accurately project the costs associated with hiring consultants or executives, or implementing partnership deals as these agreements can take on many different shapes and forms. Our preference would be to structure deals that reward consultants with stock and percentages of revenue and profile, and strike partnership deals that are revenue and profit-sharing arrangements; ;

* within 60 days of effectiveness of our registration statement presently filed with the SEC, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we develop and the overall economic climate improves, we expect to be in a better position to raise outside capital in early 2004. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. We expect to begin focusing on which markets to initially target during the fourth quarter of 2003. The only potential expenses would be if we decide to pay for outside research or if business trips are required. There are presently no plans for either one; and


* hire and train additional staff, including management, marketing staff, and administrative personnel; We anticipate hiring at a minimum 10 employees in the next twelve months. We anticipate hiring additional employees beginning in early 2004. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $50,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company's existence.


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

Item 7. Financial Statements

                             RELOCATE 411.COM, INC.
                                 FORM 10-KSB/A1

                              FINANCIAL STATEMENTS
             YEAR END AS OF NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

                                     INDEX                                  Page


             Report of Independent Accountant Marvin Kirschenbaum             F1

             Report of Independent Accountant Don Fuchs                       F2

             Balance Sheet, As of November 30, 2002 and November 30, 2001     F3

             Statement of Operations, For the twelve months ended
             November 30, 2002 and 2001 and for the Period From
             Inception (December 19, 1997) Through November 30, 2002          F4

             Statement of Stockholder' Equity, for November 30, 2002          F5

             Statement of Cash Flows, For the twelve months ended
             November 30, 2002 and 2001 and for the Period From
             Inception (December 19, 1997) Through November 30, 2002          F6

             Notes to Financial Statements                                F7-F11

                               Marvin Kirschenbaum
                           Certified Public Accountant
                        332 Meehan Avenue - Reads Landing
                       West Lawrence, New York 11691-5431
                                 (516) 239-3704

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate 411.com, Inc.
142 Mineola Avenue
Roslyn Heights, New York 11577

Gentlemen:

         I have audited the accompanying balance sheet of Relocate 411.com, Inc. (a development stage company) formerly known as Stateside Funding, Inc. as of November 30, 2002 and the related statements of operations, stockholder's equity and cash flows for the year. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the accompanying balance sheet as of November 30, 2001, and the related statements of operations and cash flows for the year ended were audited by another auditor. The auditor expressed in his report dated February 28, 2002 an unqualified opinion on those statements.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marvin Kirschenbaum

CERTIFIED PUBLIC ACCOUNTANT

February 12, 2003

                                    DON FUCHS
                           Certified Public Accountant
                              1468 East 14th Street
                               Brooklyn, NY 11230
                                 (718) 339-0568

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate 411.Com, Inc.
142 Mineola Avenue
Roslyn Heights, New York 11577

Gentlemen:

I have audited the accompanying balance sheet of Relocate 411.com, Inc. (a development stage company), formerly known as Stateside Fundings, Inc., as of November 30, 2001 and the related Statements of Operations, Cash Flows, and Stockholders' Equity for the year ended November 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the accompanying balance sheet as of November 30, 2002, and the related statements of operations and cash flows for the year ended were audited by another auditor. The auditor expressed in his report dated February 12, 2003 an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relocate 411.Com, Inc. as of November 30, 2001, and the Statements of Operations, Cash Flows, and Stockholders' Equity for the year ended November 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company, and has no income since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DON FUCHS
CERTIFIED PUBLIC ACCOUNTANT

February 28, 2002



                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                  As of November 30, 2002 and November 30, 2001


                                     ASSETS
                                     ------


                                                                    2002                               2001
                                                              -----------------                  -----------------
CURRENT ASSETS
       Cash                                                   $         20,519                   $              -
                                                              -----------------                  -----------------

                  Total Current Assets                                  20,519                                  -


       Property and equipment at cost, net of
         accumulated depreciation                                        4,473                              6,472
                                                              -----------------                  -----------------

                  Total Properties                                       4,473                              6,472


       TOTAL ASSETS                                           $         24,992                   $          6,472
                                                              =================                  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURENT LIABILITIES

       Accrued liabilities                                    $              -                   $          1,100
       Accounts payable                                                      -                                630
       Loans payable                                                    14,397                              8,867
       Income tax payable                                                6,025                              5,525
                                                              -----------------                  -----------------

                  Total current liabilities                             20,422                             16,122



SHAREHOLDERS' EQUITY

       Preferred stock - $.0001 par value
         authorized 10,000,000 shares
         issued and outstanding: none                                        -                                  -
       Common stock - $.0001 par value;
          authorized 50,000,000 shares;
          issued and outstanding: 11,200,000 and 9,950,000               1,827                              1,702
       Additional paid-in-capital                                    1,403,396                          1,373,521
       Treasury stock at cost: 7,065,000 and 7,065,000              (1,151,672)                        (1,151,672)
       Accumulated deficit during Development Stage                   (248,981)                          (233,201)
                                                              -----------------                  -----------------

                  Total shareholders' equity                             4,570                             (9,650)


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $         24,992                   $          6,472
                                                              =================                  =================



 The accompanying notes are an integral part of these consolidated financial statements.




                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the twelve months ended November 30, 2002 and 2001
              and for the Period From Inception (December 19, 1997)
                            Through November 30, 2002


                                                                                           Period from
                                                                                            Inception
                                                                                             Through
                                                                                           November 30,
                                                            2002             2001              2002
                                                      ----------------------------------------------------
REVENUES
--------

       Revenue                                           $           -       $         -     $          -
                                                      ----------------------------------------------------

       TOTAL REVENUES                                                -                 -                -
                                                      ----------------------------------------------------

EXPENSES
--------

       Salaries and benefits                                         -            42,000          181,888
       General and Administrative                               15,280            10,950          141,673
                                                      ----------------------------------------------------

       TOTAL EXPENSES                                           15,280            52,950          323,561
       --------------                                 ----------------------------------------------------

OPERATING INCOME (LOSS)                                        (15,280)          (52,950)        (323,561)
-----------------------

       Provision for income tax                                   (500)             (500)          (6,025)
       Interest expense                                              -                 -          (53,956)
       Interest income                                               -            26,080          134,561
                                                      ----------------------------------------------------

NET INCOME (LOSS)                                        $     (15,780)      $   (27,370)    $   (248,981)
-----------------                                     ====================================================

NET INCOME (LOSS) PER COMMON SHARE                       $       (0.00)      $     (0.00)
----------------------------------                    ===================================
       (less than $.01 per share for 2002 and 2001)

WEIGHTED AVERAGE COMMON
-----------------------
   SHARES OUTSTANDING                                       10,262,500        15,930,000
   ------------------                                 ===================================




 The accompanying notes are an integral part of these consolidated financial statements.




                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                November 30, 2002

                                                                                                      Accumulated
                                                                                                        Deficit
                                                                                     Additional        During the
                                                      Common                           Paid-In        Development
                                                      Shares          Amount           Capital           Stage             Total
                                                     ----------    ------------    ------------    ------------    ------------
Issuance of common shares
  on December 19, 1997 at par
  value ($.0001 per share) for cash                   5,000,000    $        500    $      1,000    $         --    $      1,500

Net Loss, organization costs                                                                               (180)           (180)
                                                     ----------    ------------    ------------    ------------    ------------
Balance, November 30, 1998                            5,000,000             500           1,000            (180)          1,320

Deferred offering costs                                                                    (927)                           (927)

Additional paid in capital, cash, by officer
  during October, 1999                                                                    2,000                           2,000

Net Loss                                                                                                 (1,303)         (1,303)
                                                     ----------    ------------    ------------    ------------    ------------
Balance, November 30, 1999                            5,000,000    $        500    $      2,073    $     (1,483)   $      1,090

Deferred offering costs                                                                 (25,000)                        (25,000)

Issuance of shares in private placement
  and merger: January 26, 2000:

       Private placement                              5,175,000             518       1,503,732                       1,504,250
       Pre-merger shares, Relocate 411.com, Inc.             66             250                                             250
       Conversion of shares in merger                 6,599,934                            (250)                           (250)
       Redemption of original shares                 (4,100,000)                       (150,000)                       (150,000)

Net Loss                                                                                               (204,348)       (204,348)
                                                     ----------    ------------    ------------    ------------    ------------
Balance, November 30, 2000                           12,675,000           1,268       1,330,555        (205,831)      1,125,992

Purchase of treasury stock, 7,065,000 shares
  during January, 2001 with cash                                                                                     (1,151,672)

Issuance of shares as stock compensation
  on February 7, 2001                                 4,200,000             420          41,580                          42,000

Issuance of shares as stock compensation
  for legal fees, February 7, 2001                      140,000              14           1,386                           1,400

Net Loss                                                                                                (27,370)        (27,370)
                                                     ----------    ------------    ------------    ------------    ------------
Balance, November 30, 2001                           17,015,000           1,702       1,373,521        (233,201)         (9,650)

Issuance of shares in private placement for cash
  Reg D, Rule 506, September 7, 2002                  1,000,000             100          24,900                          25,000

Issuance of shares as stock compensation
  for legal fees, September 7, 2002                     250,000              25           4,975                           5,000

Net Loss                                                                                                (15,780)        (15,780)
                                                     ----------    ------------    ------------    ------------    ------------
                                                     18,265,000    $      1,827    $  1,403,396    $   (248,981)   $      4,570
                                                     ==========    ============    ============    ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.




                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the twelve months ended November 30, 2002 and 2001
              and for the Period From Inception (December 19, 1997)
                            Through November 30, 2002


                                                                                                             Period from
                                                                                                              Inception
                                                                                                               Through
                                                                                                            November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                         2002              2001             2002
                                                                       ----------------------------------- ----------------
       Net  (loss)                                                        $      (15,780)    $    (27,370)   $    (248,981)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and organization costs                                         1,999            2,372            8,492
       Common stock issued for services                                            5,000           43,400           48,400
       (Increase) Decrease in interest receivable                                      -           10,008                -
       Inrease (Decrease) in accounts payable and accrued expenses                (1,230)          (5,988)           6,025
                                                                       ----------------------------------- ----------------

       Net cash flows provided by (usded in) operating activities                (10,011)          22,422         (186,064)

CASH FLOWS FROM INVESTING ACTIVITIES

       Cash paid for note receivable                                                                            (1,117,602)
       Cash received from note receivable                                                       1,112,602        1,117,602
       Cash paid for equipment                                                                                     (11,465)
                                                                       ----------------------------------- ----------------

       Net cash flows provided by (used in) investing activites                        -        1,112,602          (11,465)
                                                                       ----------------------------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from loans payable                                                 5,530            8,867           14,397
       Proceeds from issuance of stock                                            25,000                -        1,531,250
       Cash paid for stock redemption                                                                             (150,000)
       Defered offering costs against capital                                                                      (25,927)
       Acquisition of treasury stock                                                           (1,151,672)      (1,151,672)
                                                                       ----------------------------------- ----------------

       Net cash flows provided by (used in) financing activities                  30,530       (1,142,805)         218,048
                                                                       ----------------------------------- ----------------

CASH RECONCILIATION

       Net increase (decrease) in cash                                            20,519           (7,781)          20,519
       Cash at beginning of period                                                     -            7,781                -
                                                                       ----------------------------------- ----------------
                                                                                          .
       CASH AT END OF PERIOD                                              $       20,519     $          -    $      20,519
                                                                       =================================== ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Cash paid during the year for interest                             $            -     $          -
       Cash paid during the year for income taxes                         $            -     $          -



 The accompanying notes are an integral part of these consolidated financial statements.



                             RELOCATE 411.COM, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

Business

        Relocate 411.com, Inc. (the Company), formerly known as Stateside Funding, Inc., was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations have not yet commenced and there have been no revenues to date. The Company is developing a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

Organization

         On January 26, 2000, the stockholders of Relocate 411.com, Inc., a New York Corporation incorporated on August 24, 1999, completed a merger and stock exchange with Stateside Funding, Inc., a Delaware Corporation, resulting in a recapitalization of Stateside Funding, Inc., the acquirer. Relocate 411.com, Inc. merged into Stateside Funding, Inc. Stateside Funding, Inc. acquired all of the assets and liabilities of Relocate 411.com, Inc.

        Under the terms of the Merger Agreement, each share of Relocate 411.com, Inc. common stock converted into one hundred thousand shares of Stateside Funding, Inc. common stock. Contemporaneously, with the merger, Stateside Funding, Inc. issued 5,175,000 shares of its common stock in a private placement transaction, receiving net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 share of common stock from the founder of Stateside Funding, Inc. As part of the merger, Stateside Funding, Inc. then issued 6,600,000 common shares to Relocate 411.com, Inc. in exchange for the 66 shares held by the stockholders of Relocate 411.com, Inc.

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

Accounts Receivable, deposits, Accounts Payable and accrued Expenses:

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Property and Equipment:

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company's capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Income  Taxes:

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Stock  Based  Compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Cash  and  Cash  Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

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

NOTE 3 - NOTE RECEIVABLE

On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd. (Teltron), a publicly held company presently trading on the NASD OTC Pink Sheets. Some of Teltran's stockholders and officers own approximately 42% of the Company. The loan bore interest at 9 1/2% annually and was secured by a promissory note. Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

        On March 2, 2001 the Company received preferred shares in NCTN Networks, Inc. in full settlement of the note receivable and the outstanding interest. The Company retained the warrants it received and returned all Teltran share certificates, which were held as security for the note receivable. Simultaneously, these preferred shares were exchanged as consideration for all outstanding shares and warrants in the Company held by the Company's investors.

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

NOTE 6 - STOCKHOLDERS EQUITY

PREFERRED STOCK:

The Company has authorized 10,000,000 preferred shares with a par value of $.0001, none of which are issued or outstanding.

COMMON STOCK:

The Company has authorized 50,000,000 common shares with a par value of $.0001 of which 11,200,000 shares were issued and outstanding for the year ended November 30, 2002 and 9,950,000 for the year ended November 30, 2001. The number of shares disclosed as issued and outstanding do not include common shares held in treasury.

During January of 2001, the Company repurchased 7,065,000 shares of its common stock from its initial investors with a payment of a stock offering (See Note 3) for a total of $1,151,672.

On February 7, 2001, the Company issued 4,200,000 shares of its common stock, as per the terms of the exchange and release agreement, in consideration for the shares of NCT Preferred Stock and all common shares and warrants held in the Company by original investors and in consideration of accrued service fees for a total of $42,000, or $0.01 per share. The Company's original investor shares and warrants were cancelled and replaced with the Company's common shares.

On February 7, 2001, the Company issued 140,000 shares of its common stock as consideration for legal services in the amount of $1,400. or $0.01 per share.

On September 7, 2002, the Company undertook a private placement offering under Rule 506 of Regulation D of the Securities Act. The Company's management considers this offering to be exempt under the Securities Act of 1933. The Company issued a total of 1,000,000 shares of its common stock for a total consideration of $30,000 in cash, or $.025 per share.

On September 7, 2002, the Company issued 250,000 shares of its common stock for a consideration of $5,000, or $.02 per share, in reliance on the exemption under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") for legal services rendered.

NOTE 7 - CONFLICTS OF INTEREST

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

NOTE 8 - CASH FLOW STATEMENT DISCLOSURE


For the years ended November 30, 2002 and 2001, the Company did not pay in cash any income tax or interest on debt financing. Non-cash transactions included the issuance of common shares of the Company's stock in consideration for services provided to the Company in the amount of $5,000 for the year ended November 30, 2002 and $43,400 for the year ended November 30, 2001.

NOTE 9 - LITIGATION, CONTINGENCIES, OPERATING AND CAPITAL LEASES

From time to time in the normal course of business the Company may be involved in litigation. The Company's management is not aware of any asserted or unasserted claims and therefore feels any such proceedings to have an immaterial effect on the financial statements.

The Company's management has not bound the Company with any contingencies other than those through the normal course of business.

The Company has no operating or capital leases, but will account for such leases in accordance with Generally Accepted Accounting Principles when entered into which would require operating leases to be expensed and capital leases to be capitalized and amortized over the lease term.

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

Plan of Operation

Management is in the process of finalizing the development of its websites and other operating plans. During the next twelve months, management expects to take the following steps in connection with the development of business and the implementation of a plan of operations:

o Within 30 days of effectiveness of the Registration Statement, seek a listing for quotation on the NASD OTC Bulletin Board and begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with.

o Within 60 days of effectiveness of the Registration Statement, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations.

o Hire and train additional staff, including management, marketing staff, and administrative personnel.

o     Initiate substantive construction of the corporate website.

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


Section 16(a) Beneficial Ownership Reporting Compliance
Darrell Lerner our sole officer, director and principal shareholder as well as Byron lerner a more than 10% owner of our outstanding commons hares have failed to file on a timely basis the reports required to be filed by Section 16(a) of the Securities Act of 1933. the number of transaction not reported on a timely basis were the two Form 3s, one Form 4 and two Form 5s. Form 5's for the year ending November 30, 2002 have not been filed.

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

None

Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

The following table sets forth, as of August 21, 2003 , certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each Named Executive Officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

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

Item 13. Exhibits and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statement and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits: None

(b)  Reports on Form 8-K. None


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


                                RELOCATE 411.COM, INC.
                                (Registrant)

                                By: /s/ Darrell Lerner
                                ------------------------------
                                Darrell Lerner, President,
                                Chief Executive Officer
                                Treasurer and Director


Date:  August 21, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.


                                RELOCATE 411.COM, INC.
                                (Registrant)

                                By: /s/ Darrell Lerner
                                ------------------------------
                                Darrell Lerner, President,
                                Chief Executive Officer
                                Treasurer and Director



Date:   August 21, 2003


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

I Darrell Lerner certify that:


1. I have reviewed this annual report on Amendment No. 1 to Form 10-KSB of RELOCATE411.COM, INC.

2. Based on my knowledge, this amended yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended yearly report;

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

Dated: August 21, 2003

                                        /s/ Darrell Lerner
                                        --------------------------
                                        Darrell Lerner
                                        Principal Executive Officer,
                                        Principal Financial Officer