Form 10QSB/A
period 2003-05-31
RELOCATE 411 COM INC /
filed 2003-10-01
CIK 1077561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


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



                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 For the six months ended May 31, 2003 and 2002
              and for the Period From Inception (December 19, 1997)
                              Through May 31, 2003
                                                                                                            Period from
                                                                                                              Inception
                                                                                                                Through
                                                                             May 31,          May 31,           May 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                          2003              2002             2003
------------------------------------                                          ----              ----             ----
       Net  (loss)                                                           $ (8,066)        $ (2,850)      $ (257,047)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and organization costs                                        750                             9,242
       Common stock issued for services                                                                          48,400
       (Increase) Decrease in interest receivable                                   -                                 -
       Increase (Decrease) in accounts payable and accrued expenses               250             (850)           6,275
                                                                    ----------------------------------- ----------------

       Net cash flows provided by (used in) operating activities               (7,066)          (3,700)        (193,130)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

       Cash paid for note receivable                                                                         (1,117,602)
       Cash received from note receivable                                                                     1,117,602
       Cash paid for equipment                                                                                  (11,465)
                                                                    ----------------------------------- ----------------

       Net cash flows provided by (used in) investing activities                    -                -          (11,465)
                                                                    ----------------------------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

       Proceeds from loans payable                                                               3,700           14,397
       Proceeds from issuance of stock                                                               -        1,531,250
       Cash paid for stock redemption                                                                          (150,000)
       Defered offering costs against capital                                                                   (25,927)
       Acquisition of treasury stock                                                                         (1,151,672)
                                                                    ----------------------------------- ----------------

       Net cash flows provided by (used in) financing activities                    -            3,700          218,048
                                                                    ----------------------------------- ----------------

CASH RECONCILIATION
-------------------

       Net increase (decrease) in cash                                         (7,066)               -           13,453
       Cash at beginning of period                                             20,519                                 -
                                                                    ----------------------------------- ----------------
       CASH AT END OF PERIOD                                                 $ 13,453              $ -         $ 13,453
                                                                    =================================== ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Cash paid during the year for interest                                     $ -              $ -
       Cash paid during the year for income taxes                                 $ -              $ -


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

Capital Resources and Liquidity.

As of May 31, 2003, we had approximately $ 13,453 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next 6 months. We will need to raise additional capital to continue our operations past 6 months, and there is no assurance we will be successful in raising the needed capital. We have paid a total of $15,000 for legal and accounting fees for our pending SB-2 Registration Statement and we do not anticipate any other fees with regard to this offering.

Cash Requirements and Additional Funding

The only cash requirements we presently have are for professional fees for our quarterly and annual filings. We estimate this amount to be approximately $1,500 per month. Our present cash available should be able to satisfy these expenses for the next six month period. Due to difficult market conditions, we are focusing on growing through strategic alliances without the necessity of outlaying cash.


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


                                        Date: September 30, 2003


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


                                        Date: September 30, 2003