Form 10QSB
period 2003-08-31
RELOCATE 411 COM INC /
filed 2003-10-09
CIK 1077561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 2003

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

            142 Mineola Avenue, Suite 2-D, Roslyn Heights, New York 11577
                (Address of Principal Executive Offices) Zip Code

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         11,200,000
-------------------------------                        ----------
      (Title of Class)                           (Shares outstanding at
                                                  October 8, 2003)

                             RELOCATE 411.COM, INC.
                                   FORM 10-QSB
                      FOR THE NINE MONTHS ENDED AUGUST 31, 2003

                                     INDEX                           Page

PART I       FINANCIAL INFORMATION

ITEM 1       Financial Statements

             Balance Sheet, August 31, 2003                             2

             Statement of Operations, August 31, 2003                 3-4

             Statement of Stockholder' Equity, August 31, 2003          5

             Statement of Cash Flows, August 31, 2003                   6

             Notes to Financial Statements                            7-8

ITEM 2       Management's Discussion and
             Analysis or Plan of Operations                             9

ITEM 3       Controls and Procedures                                   10

PART II      Other Information - Items 1-6                             11

Signatures                                                             12


                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)

                                  BALANCE SHEET
                   As of August 31, 2003 and November 30, 2002

                                     ASSETS

                                                           August 31,                November 30,
                                                              2003                       2002
                                                       -----------------          -----------------
CURRENT ASSETS
       Cash                                                    $ 10,635                   $ 20,519
                                                       -----------------          -----------------

                  Total Current Assets                           10,635                     20,519


       Property and equipment at cost, net of
         accumulated depreciation                                 3,723                      4,473
                                                       -----------------          -----------------

                  Total Properties                                3,723                      4,473


       TOTAL ASSETS                                            $ 14,358                   $ 24,992
                                                       =================          =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                             $ -                        $ -
       Accrued liabilities                                        6,400                      6,025
       Loans payable                                             14,397                     14,397
                                                       -----------------          -----------------

                  Total current liabilities                      20,797                     20,422

SHAREHOLDERS' EQUITY

       Preferred stock - $.0001 par value
         authorized 10,000,000 shares
         issued and outstanding: none                                 -                          -
       Common stock - $.0001 par value;
          authorized 50,000,000 shares;
          issued and outstanding: 18,265,000 and 18,265           1,827                      1,827
       Additional paid-in-capital                             1,403,396                  1,403,396
       Treasury stock at cost: 7,065,000 and 7,065,000       (1,151,672)                (1,151,672)
       Accumulated deficit during Development Stage            (259,990)                  (248,981)
                                                       -----------------          -----------------

                  Total shareholders' equity                     (6,439)                     4,570


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 14,358                   $ 24,992
                                                       =================          =================




 The accompanying notes are an integral part of these consolidated financial statements.


                                       F1


                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               For the nine months ended August 31, 2003 and 2002
              and for the Period From Inception (December 19, 1997)
                             Through August 31, 2003

                                                                                              Period from
                                                                                               Inception
                                                                                                Through
                                                            August 31,       August 31,        August 31,
                                                               2003             2002              2003
                                                         ----------------------------------------------------
REVENUES

       Revenue                                                        $ -               $ -              $ -
                                                         ----------------------------------------------------

       TOTAL REVENUES                                                   -                 -                -
       --------------
                                                         ----------------------------------------------------

 EXPENSES

       Salaries and benefits                                            -                 -          181,888
       General and Administrative                                  10,634             3,883          152,307
                                                         ----------------------------------------------------

       TOTAL EXPENSES                                              10,634             3,883          334,195
       --------------
                                                         ----------------------------------------------------

OPERATING INCOME (LOSS)                                           (10,634)           (3,883)        (334,195)
-----------------------

       Provision for income tax and annual report fee                (375)             (375)          (6,400)
       Interest expense                                                 -                 -          (53,956)
       Interest income                                                  -                 -          134,561
                                                         ----------------------------------------------------

NET INCOME (LOSS)                                                 (11,009)           (4,258)        (259,990)
-----------------
                                                         ====================================================

NET INCOME (LOSS) PER COMMON SHARE                                   0.00             (0.00)
----------------------------------
                                                         ===================================
       (less than $.01 per share for 2002 and 2001)

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                          18,265,000         9,950,000
   ------------------
                                                         ===================================



The accompanying notes are an integral part of these consolidated financial statements.


                                       F2


                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)

                            STATEMENTS OF OPERATIONS
               For the three months ended August 31, 2003 and 2002

                                               August 31,       August 31,
                                                  2003             2002
                                            -----------------------------------
REVENUES
       Revenue                                           $ -               $ -
                                            -----------------------------------

       TOTAL REVENUES                                      -                 -
       --------------                       -----------------------------------

 EXPENSES

       Salaries and benefits                               -                 -
       General and Administrative                      2,818             1,283
                                            -----------------------------------

       TOTAL EXPENSES                                  2,818             1,283
       --------------
                                            -----------------------------------

OPERATING INCOME (LOSS)                               (2,818)           (1,283)
-----------------------

       Provision for income tax                         (125)             (125)
       Interest expense                                    -                 -
       Interest income                                     -                 -
                                            -----------------------------------

NET INCOME (LOSS)                                     (2,943)           (1,408)
-----------------                           ===================================




 The accompanying notes are an integral part of these consolidated financial statements.

                                       F3

                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                August 31, 2003

                                                                                                       Accumulated
                                                                                                         Deficit
                                                                                        Additional      During the
                                                          Common                         Paid-In        Development
                                                          Shares          Amount         Capital           Stage          Total
                                                        ----------     -----------     -----------     -----------     -----------
Issuance of common shares
  on December 19, 1997 at par
  value ($.0001 per share) for cash                      5,000,000     $       500     $     1,000     $        --     $     1,500

Net Loss, organization costs                                                                                  (180)           (180)
                                                        ----------     -----------     -----------     -----------     -----------
Balance, November 30, 1998                               5,000,000             500           1,000            (180)          1,320

Deferred offering costs                                                                       (927)                           (927)

Additional paid in capital, cash, by officer
  during October, 1999                                                                       2,000                           2,000

Net Loss                                                                                                    (1,303)         (1,303)
                                                        ----------     -----------     -----------     -----------     -----------
Balance, November 30, 1999                               5,000,000     $       500     $     2,073     $    (1,483)    $     1,090

Deferred offering costs                                                                    (25,000)                        (25,000)

Issuance of shares in private placement and merger:
  January 26, 2000:

       ($0.17 per share)
       Private placement                                 5,175,000             518       1,503,732                       1,504,250
       Pre-merger shares, Relocate 411.com, Inc.                66             250                                             250
       Conversion of shares in merger                    6,599,934                            (250)                           (250)
       Redemption of original shares                    (4,100,000)                       (150,000)                       (150,000)

Net Loss                                                                                                  (204,348)       (204,348)
                                                        ----------     -----------     -----------     -----------     -----------
Balance, November 30, 2000                              12,675,000           1,268       1,330,555        (205,831)      1,125,992

Purchase of treasury stock, 7,065,000 shares
  during January, 2001 with cash                                                                                        (1,151,672)
       ($0.16 per share)
Issuance of shares as stock compensation
  on February 7, 2001                                    4,200,000             420          41,580                          42,000
       ($0.01 per share)
Issuance of shares as stock compensation
  for legal fees, February 7, 2001                         140,000              14           1,386                           1,400
       ($0.01 per share)
Net Loss                                                                                                   (27,370)        (27,370)
                                                        ----------     -----------     -----------     -----------     -----------
Balance, November 30, 2001                              17,015,000           1,702       1,373,521        (233,201)         (9,650)

Issuance of shares in private placement for cash
  Reg D, Rule 506, September 7, 2002                     1,000,000             100          24,900                          25,000
       ($0.03 per share)
Issuance of shares as stock compensation
  for legal fees, September 7, 2002                        250,000              25           4,975                           5,000
       ($0.02 per share)
Net Loss                                                                                                   (15,780)        (15,780)
                                                        ----------     -----------     -----------     -----------     -----------
Balance, November 30, 2002                              18,265,000           1,827       1,403,396        (248,981)          4,570

Net Loss                                                                                                   (11,009)
                                                        ----------     -----------     -----------     -----------     -----------
Balance end of period                                   18,265,000     $     1,827     $ 1,403,396     $  (259,990)    $     4,570
                                                        ==========     ===========     ===========     ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.


                                       F4


                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

               For the nine months ended August 31, 2003 and 2002
              and for the Period From Inception (December 19, 1997)
                             Through August 31, 2003

                                                                                                                Period from
                                                                                                                 Inception
                                                                                                                  Through
                                                                             August 31,        August 31,       August 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                            2003              2002             2003
------------------------------------                                          --------         --------         --------
       Net  (loss)                                                           $ (11,009)        $ (4,258)      $ (259,990)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and organization costs                                         750                             9,242
       Common stock issued for services                                                                           48,400
       (Increase) Decrease in interest receivable                                    -                                 -
       Increase (Decrease) in accounts payable and accrued expenses                375             (850)           6,400
                                                                              --------         --------         --------

       Net cash flows provided by (used in) operating activities                (9,884)          (5,108)        (195,948)

CASH FLOWS FROM INVESTING ACTIVITIES

       Cash paid for note receivable                                                                          (1,117,602)
       Cash received from note receivable                                                                      1,117,602
       Cash paid for equipment                                                                                   (11,465)
                                                                              --------         --------         --------

       Net cash flows provided by (used in) investing activities                     -                -          (11,465)
                                                                              --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from loans payable                                                                3,700           14,397
       Proceeds from issuance of stock                                                                -        1,531,250
       Cash paid for stock redemption                                                                           (150,000)
       Deferred offering costs against capital                                                                   (25,927)
       Acquisition of treasury stock                                                                          (1,151,672)
                                                                              --------         --------         --------

       Net cash flows provided by (used in) financing activities                     -            3,700          218,048
                                                                              --------         --------         --------

CASH RECONCILIATION

       Net increase (decrease) in cash                                          (9,884)          (1,408)          10,635
       Cash at beginning of period                                              20,519                                 -
                                                                              --------         --------         --------
       CASH AT END OF PERIOD                                                  $ 10,635         $ (1,408)        $ 10,635
                                                                              ========         ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       Cash paid during the year for interest                                      $ -              $ -
       Cash paid during the year for income taxes                                  $ -              $ -


The accompanying notes are an integral part of these consolidated financial statements.


                                       F5

                             RELOCATE 411.COM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Business

Relocate 411.com, Inc. (the Company), formerly known as Stateside Fundings, Inc., was organized under the laws of the State of Delaware on December 19, 1997 and has adopted a fiscal year ending November 30th. The Company is considered to be in the development stage (a development stage company) since it is devoting substantially all of its efforts to establishing a new business. Its planned principal operations have not yet commenced and there have been no revenues to date. The Company is developing a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

Organization

On January 26, 2000, the stockholders of Relocate 411.com, Inc., a New York Corporation incorporated on August 24, 1999, completed a merger and stock exchange with Stateside Fundings, Inc., a Delaware Corporation, resulting in a recapitalization of Stateside Fundings, Inc., the acquirer. Relocate 411.com, Inc. merged into Stateside Fundings, Inc. Stateside Fundings, Inc. acquired all of the assets and liabilities of Relocate 411.com, Inc.

Under the terms of the Merger Agreement, each share of Relocate 411.com, Inc. common stock converted into one hundred thousand shares of Stateside Fundings, Inc. common stock. Contemporaneously, with the merger, Stateside Fundings, Inc. issued 5,175,000 shares of its common stock in a private placement transaction, receiving net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 share of common stock from the founder of Stateside Fundings, Inc. As part of the merger, Stateside Fundings, Inc. then issued 6,600,000 common shares to Relocate 411.com, Inc. in exchange for the 66 shares held by the stockholders of Relocate 411.com, Inc.

The financial statements reflect that of the acquirer, Stateside Fundings, Inc., the entity that survived the merger. The Accumulated Deficit of Stateside Fundings, Inc. as of January 26, 2000 was $ 1,303.

On January 27, 2000, Stateside Fundings, Inc. filed a Certificate of Amendment changing their name to Relocate 411.com, Inc.

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

                                      F6

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

                                      F7

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

                                      F8

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

                                      F9

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

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

* Initiate substantive construction of our corporate website. We currently have constructed an introductory webpage at www.relocate411.com which outlines the products and services that we expect to offer and such website includes our phone and email information. We anticipate that within thirty to ninety days, a comprehensive and well designed site will be in place including additional sub-pages, navigational tools and a more detailed description of our products and services. At this time, the site will be used as a business tool and showcase for potential partners and affiliations. In addition, we anticipate that links to the partners that we have established affiliations with will go live within this time period. Based on initial proposals and discussions, we anticipate that we can achieve this preliminary stage of our website for under $500.

     The next stage of web development will include the introduction of detailed statistical information, town profiles, crime rates etc. We anticipate completing this stage in the first quarter of 2004 for between $1,000 and $3,000. In mid 2004 we anticipate adding the first real estate listings to the site subject to agreements reached with partners and real estate agencies. Incorporation of these listings could run from $2,500 to $100,000 depending upon the level of detail in these listings and the nature of the partnerships reached. If we reach partnerships whereby we incorporate other companies listings into our site and co-brand with partners, programming will be far simpler and thereby cheaper than if we have to offer users the ability to design their own listings.

     Further website expansion in 2004 will be in various phases subject to revenue and capital availability.

* within 30 days of effectiveness of this prospectus seek a listing for quotation on the NASD OTC Bulletin Board. We anticipate that the date of the application for listing of quotation will be by the end of the year and there are no fees to us for such filing. At such time we will also begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with. We have already commenced the process of searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. Our preference would be to structure deals that have little cash outlays and reward consultants with stock and percentages of revenue and profits, however, consultants could require monthly fees of $2,000 to $8,000 a month. We do not anticipate any costs being involved with our initial partnership as we will attempt to strike partnership deals that are revenue and profit-sharing arrangements;

* within 60 days of effectiveness of this prospectus, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we develop and the overall economic climate improves, we expect to be in a better position to raise outside capital in early 2004. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised, but any such fees would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. We expect to begin focusing on which markets to initially target during the fourth quarter of 2003. The only potential expenses would be if we decide to pay for outside research or if business trips are required. There are presently no plans for either, however, should a business trip be necessary, we anticipate that our budget for any such trip would be about $1,000; and

* hire and train additional staff, including management, marketing staff, and administrative personnel; We anticipate hiring at a minimum 10 employees in the next twelve months. We anticipate hiring additional employees beginning in early 2004. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $50,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company's existence.

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

                                      F10

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

Overview

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. We currently have constructed an introductory webpage at www.relocate411.com which outlines the products and services that we company expect to offer and includes phone and email information. Currently, this website is not complete and not does not provide any service to us. Once the website is complete it will be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development. Development stage expenses during the twelve months ended November 30, 2001 and November 30, 2002 were $52,870 and $15,280 respectively. The expenses incurred were primarily due to salaries and benefits as well as various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated. As of August 31, 2003 we have $10,635 in cash available to us.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

* Initiate substantive construction of our corporate website. We currently have constructed an introductory webpage at www.relocate411.com which outlines the products and services that we expect to offer and such website includes our phone and email information. We anticipate that within thirty to ninety days, a comprehensive and well designed site will be in place including additional sub-pages, navigational tools and a more detailed description of our products and services. At this time, the site will be used as a business tool and showcase for potential partners and affiliations. In addition, we anticipate that links to the partners that we have established affiliations with will go live within this time period. Based on initial proposals and discussions, we anticipate that we can achieve this preliminary stage of our website for under $500.

     The next stage of web development will include the introduction of detailed statistical information, town profiles, crime rates etc. We anticipate completing this stage in the first quarter of 2004 for between $1,000 and $3,000. In mid 2004 we anticipate adding the first real estate listings to the site subject to agreements reached with partners and real estate agencies. Incorporation of these listings could run from $2,500 to $100,000 depending upon the level of detail in these listings and the nature of the partnerships reached. If we reach partnerships whereby we incorporate other companies listings into our site and co-brand with partners, programming will be far simpler and thereby cheaper than if we have to offer users the ability to design their own listings.

     Further website expansion in 2004 will be in various phases subject to revenue and capital availability.

* within 30 days of effectiveness of the SB-2 Registration Statement seek a listing for quotation on the NASD OTC Bulletin Board. We anticipate that the date of the application for listing of quotation will be by the end of the year and there are no fees to us for such filing. At such time we will also begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with. We have already commenced the process of searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. Our preference would be to structure deals that have little cash outlays and reward consultants with stock and percentages of revenue and profits, however, consultants could require monthly fees of $2,000 to $8,000 a month. We do not anticipate any costs being involved with our initial partnership as we will attempt to strike partnership deals that are revenue and profit-sharing arrangements;

* within 60 days of effectiveness of the SB-2 Registration Statement, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we develop and the overall economic climate improves, we expect to be in a better position to raise outside capital in early 2004. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised, but any such fees would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. We expect to begin focusing on which markets to initially target during the fourth quarter of 2003. The only potential expenses would be if we decide to pay for outside research or if business trips are required. There are presently no plans for either, however, should a business trip be necessary, we anticipate that our budget for any such trip would be about $1,000; and

* hire and train additional staff, including management, marketing staff, and administrative personnel; We anticipate hiring at a minimum 10 employees in the next twelve months. We anticipate hiring additional employees beginning in early 2004. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $50,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company's existence.

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

Capital Resources and Liquidity.

As of August 31, 2003, we had approximately $10,635 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next six to seven months. Unless we decrease our overhead, we will need to raise additional capital to continue our operations past this time, and there is no assurance we will be successful in raising the needed capital. Our expenses of $15,000 for legal and accounting fees for this offering have been paid in full and we do not anticipate any other fees with regard to this offering.

Cash Requirements and Additional Funding

The only cash requirements we presently have are for professional fees. We estimate this amount to be approximately $1,500 per month. Our present cash available should be able to satisfy this for the next six to seven month period. Due to difficult market conditions, we are focusing on growing through strategic alliances without the necessity of outlaying cash.

PERIOD FROM DECEMBER 19, 1997 (DATE OF INCEPTION) THROUGH AUGUST 31, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $(259,990), primarily consisting of salaries, accounting and legal fees, website development fees, rent and general administrative expenses. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

THREE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

Development stage income during the three months ended August 31, 2003 was $0 as compared to $0 for the three months ended August 31, 2002. Expenses for the three months ended August 31, 2003 were $(2,943) primarily consisting of accounting and legal fees. These fees are related to our quarterly regulatory filings. Expenses for the three months ended May 31, 2002 were $(1,283) primarily consisting of accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

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


                                        Date: October 8, 2003


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


                                        Date: October 8, 2003