Form 10QSB/A
period 2003-08-31
RELOCATE 411 COM INC /
filed 2004-01-13
CIK 1077561

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

      (Title of Class)                           (Shares outstanding at
                                                  January 12, 2004)

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

THREE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002


Development stage income during the three months ended August 31, 2003 was $0 as compared to $0 for the three months ended August 31, 2002. Expenses for the three months ended August 31, 2003 were $(2,818) primarily consisting of accounting and legal fees. These fees are related to our quarterly regulatory filings. Expenses for the three months ended August 31, 2002 were $(1,283) primarily consisting of accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

NINE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

Development stage income during the nine months ended August 31, 2003 was $0 as compared to $0 for the nine months ended August 31, 2002. Expenses for the nine months ended August 31, 2003 were $10,634 primarily consisting of accounting and legal fees related to our quarterly regulatory filings and expenses for our daily operations. Expenses for the nine months ended August 31, 2002 were $3,883 primarily consisting of accounting and legal fees in connection with our daily operations and quarterly regulatory filings.


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



                                        Date: January 13, 2004