Form 10KSB
period 2003-11-30
RELOCATE 411 COM INC /
filed 2004-02-27
CIK 1077561

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       -----------------------------------

                                  FORM 10-KSB

                       -----------------------------------


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the Fiscal year ended November 30, 2003

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

Revenues for year ended November 30, 2003: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $-0-.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                         11,200,000
-------------------------------                        ----------
      (Title of Class)                           (Shares outstanding at
                                                    February 26, 2003)

                             RELOCATE 411.COM, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED NOVEMBER 30, 2003

                                      INDEX

PART I
------

Item 1              Description of Business

Item 2              Description of Properties

Item 3              Legal Proceedings

Item 4              Submission of Matters to a Vote of
                    Security Holders

PART II
-------

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters

Item 6              Management's Discussion and Analysis
                    Or Plan of Operation

Item 7              Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A             Controls and Procedures

PART III
--------

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

Item 14             Principal Accountant Fees and Services

Signatures

                                     PART 1

Item 1. Business

BUSINESS - OUR COMPANY

A Summary Of What We Do

We are a development stage Internet based company whose goal is to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content.

At present we have no real property and we maintain an office at the office of our President, Darrell Lerner, at 142 Mineola Avenue, Roslyn Heights, New York 11577. Our corporate staff consists of three part time people with experience in the real estate industry. Our telephone number is (516) 773-3085.

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

Relocate411.com, Inc., the New York corporation was a predecessor of our company as that term is defined by Item 405 of Regulation C. Relocate411.com, Inc, the New York corporation, which was incorporated in August 1999, had the same business plan as us in that it was a development stage Internet based company whose goal was to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. The merger and stock exchange between us and Relocate411.com, Inc., New York corporation, was completed on January 26, 2000. Prior to such time the business plan of Stateside Fundings, Inc. was to function as a "blank check company" as that term is defined in Rule 419 of Regulation C.

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

The Residential Real Estate Market

Buying a home is the largest financial decision, and represents one of the most difficult and complex processes, most consumers will ever undertake. The process of finding a home begins a lifelong cycle which most consumers will go through once every seven to eleven years. This cycle tracks major life events such as employment, marriage, children and retirement.

A significant portion of the United States economy has evolved around helping consumers as they navigate through this home and real estate cycle. An enormous network of support services and products exists to assist consumers in finding a property, building a property, renting or buying a property, moving, owning a property and selling a property.

Finding a Property

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

Residential Franchisers. There are six major residential franchisers in the United States: Century 21, Coldwell Bankers and ERA, which collectively comprise the Cendant franchise; RE/MAX; Prudential; and Better Homes & Gardens. These franchisers together represent thousands of independently owned and operated real estate offices and hundreds of thousands of real estate professionals in the United States.

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

Build a Property. In addition to the real estate professionals and organizations involved in finding a home, the new home market is also served by a large group of dedicated professionals including:

     o Home Builders. New homes are built primarily by a limited number of national home builders and a much larger number of local homes are built by custom builders. In 1999, home builders built over 800,000 homes, generating over $160 billion in sales.

     o National Association of Home Builders. The NAHB is the second largest real estate trade association in the United States. As of December 31, 1999, the NAHB's members include approximately 197,000 firms. Approximately one-third of the NAHB's members are home builders and/or remodelers, and the remaining members work in closely related fields within residential real estate industry, such as mortgage, finance, building products, and building services including subcontracting.

Renting Property. Today, over 30 million households in the United States reside in rental housing. In addition to real estate agents and brokers who assist in the leasing of residential rental units, professionals serving this segment of the market include the following:

     o Property Owners. Property owners include owners of individual apartment units, multi-family apartment complexes, individual single family rental homes or other residential rental properties. Property owners may lease and operate their rental properties themselves or outsource those functions to other real estate professionals such as property managers. The residential rental ownership market is highly fragmented, with the 50 largest owners of multi-family apartment complexes owning approximately 10% of all apartment rental units in the United States.

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

Our Find a Realtor feature will allow a user to contact a realtor to buy or sell a home in a given geographic area. The user will be able to search for realtors who specialize in the cities or zip codes specified by the user. Users will also be able to search by keyword and/or by office name or name of the realtor. We will provide a list of realtors meeting the search criteria, which includes a link to each realtor's home page, their office names, phone and fax numbers, their e-mail addresses and a brief description of their specialty.

We intend to create a separate area of the site that will cater specifically to college students by compiling an extensive list of off-campus housing listings at major universities throughout the country. This particular area of the real estate market is one of constant turnover and in strong demand. Students move into new off-campus housing on a year to year basis and we feel we can fill the demand that exists among both the students seeking housing and the owners trying to rent their properties. Access to these listings will be free to site visitors and those who place the listings online will be charged a small listing fee. We anticipate advertising in college newspapers and publications as well as through word of mouth.

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

     o inquiries from renters inquiring about specific properties sent by electronic mail; and

     o detailed monthly reports of web page and lead activity. Owners of individual units or small buildings listed with a realtor, and in some areas other real estate professionals, can list their available rental units with the individual unit listing service. The owner completes a form which contains up to 24 standard features about the unit and its amenities. The owner can also list special amenities in the unit and have a photo of the unit posted for an additional fee. We plan on offering these services to real estate professionals on a subscription basis.

     0 We plan on selling Internet banner advertising and sponsorships on our web site to advertisers other than property owners and property managers, and plan to offer a fee-based consumer service. The consumer service allows consumers to receive access to less widely disseminated rental listings in markets where vacancies are very low, such as in New York City, San Francisco and Seattle.

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

The adoption of any such laws or regulations might decrease the rate of growth of Internet usage, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a material adverse effect on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

The lease provides for monthly rental payments of $475 and presently expires February 28, 2003. There is an extension period that commenced March 1, 2003 until February 28, 2005 at the rate of $500 per month.

Item 3. Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

There is no established public trading market for our Common Stock.

Number of Shareholders as of November 30, 2003 - 38

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

Rule 144 Shares

As of February 26, 2004 a total of 11,200,000 shares of our common stock are outstanding and as of February 26, 2004, all 11,200,000 shares of our common stock are available for resale to the public. Such shares are comprised of the 6,600,000 shares of our common stock acquired by Darrell Lerner from us on January 26, 2000 and February 7, 2003, the 2,000,000 shares of our common stock acquired by Byron Lerner from us on February 7, 2001, the 250,000 shares of our common stock acquired by Barry Manko on January 26, 2000, the 200,000 shares of our common stock acquired by Grushko & Mittman, LLP on January 26, 2000 and February 7, 2001, the 900,000 shares of our common stock acquired by James Tubbs on January 26, 2000 and the 250,000 shares of our common stock acquired by Anslow & Jaclin, LLP and the 1,000,000 shares sold to investors in our Regulation D Rule 506 in September 2002. All such shares must be sold in accordance with the volume and trading limitations of Rule 144 of the Act.


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

Overview

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. We currently have constructed an introductory webpage at www.relocate411.com which outlines the products and services that we company expect to offer and includes phone and e-mail information. Currenty, this website is not complete and not does not provide any service to us. Once the website is complete it will be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development.

Development stage expenses during the twelve months ended November 30, 2002 and November 30, 2003 were $15,280 and $17,927 respectively. The expenses incurred were primarily due to salaries and benefits as well as various consulting, managerial and professional services in connection with our development of a business plan and the corporate formation. On-going increases to development stage expenses are anticipated. As of January 1, 2004 we have $9,074 in cash available to us.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

* Initiate substantive construction of our corporate website. We currently have constructed an introductory webpage at www.relocate411.com which outlines the products and services that we expect to offer and such website includes our phone and e-mail information. We anticipate that within thirty to ninety days, a comprehensive and well designed site will be in place including additional sub-pages, navigational tools and a more detailed description of our products and services. At this time, the site will be used as a business tool and showcase for potential partners and affiliations. In addition, we anticipate that links to the partners that we have established affiliations with will go live within this time period. Based on initial proposals and discussions, we anticipate that we can achieve this preliminary stage of our website for under $500.

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


* Seek a listing for quotation on the NASD OTC Bulletin Board. We anticipate that the date of the application for listing of quotation will be by the end of the year and there are no fees to us for such filing. At such time we will also begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with. We have already commenced the process of searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. Our preference would be to structure deals that have little cash outlays and reward consultants with stock and percentages of revenue and profits, however, consultants could require monthly fees of $2,000 to $8,000 a month. We do not anticipate any costs being involved with our initial partnership as we will attempt to strike partnership deals that are revenue and profit-sharing arrangements;

* Identify funding and options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we develop and the overall economic climate improves, we expect to be in a better position to raise outside capital in early 2004. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised, but any such fees would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. We expect to begin focusing on which markets to initially target during the fourth quarter of 2003. The only potential expenses would be if we decide to pay for outside research or if business trips are required. There are presently no plans for either, however, should a business trip be necessary, we anticipate that our budget for any such trip would be about $1,000; and

* hire and train additional staff, including management, marketing staff, and administrative personnel; We anticipate hiring at a minimum 10 employees in the next twelve months. We anticipate hiring additional employees beginning in early 2004. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $50,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company's existence.

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

Capital Resources and Liquidity.

As of January 1, 2004, we had approximately $9,074 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We believe we have sufficient cash to meet our minimum development and operating costs for the next six to seven months. Unless we decrease our overhead, we will need to raise additional capital to continue our operations past this time, and there is no assurance we will be successful in raising the needed capital.

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

PERIOD FROM DECEMBER 19, 1997 (DATE OF INCEPTION) THROUGH NOVEMBER 30, 2003

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $(265,925), primarily consisting of salaries, accounting and legal fees, website development fees, rent and general administrative expenses. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

TWELVE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002

Development stage income during the twelve months ended November 30, 2003 was $0 as compared to $0 for the twelve months ended November 30, 2002. Expenses for the twelve months ended November 30, 2003 were $17,927 primarily consisting of accounting and legal fees which were related to our quarterly regulatory filings. Expenses for the twelve months ended November 30, 2002 were $15,280 primarily consisting of accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

Item 7. Financial Statements




                             RELOCATE 411.COM, INC.

                                   FORM 10-KSB


THE YEAR AS OF NOVEMBER 30, 2003 AND NOVEMBER 30, 2002
------------------------------------------------------

      Report of Independent Accountant Gately & Associates, LLC             F1

      Report of Independent Accountant Marvin Kirschenbaum                  F2

      Balance Sheet, As of November 30, 2003 and November 30, 2002          F3

      Statement of Operations, For the twelve months ended
      November 30, 2003 and 2002 and for the Period From Inception
      (December 19, 1997) Through November 30, 2003                         F4

      Statement of Stockholder' Equity, for November 30, 2003               F5

      Statement of Cash Flows, For the twelve months ended
      November 30, 2003 and 2002 and for the Period From Inception
      (December 19, 1997) Through November 30, 2003                         F6

      Notes to Financial Statements                                      F7-F11

Gately & Associates, LLC
1248 Woodridge Court
Altamonte Springs, FL 32714
(407) 341-6942

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate 411.com, Inc.
142 Mineola Avenue
Roslyn Heights, New York 11577

Gentlemen:

        We have audited the accompanying balance sheet of Relocate 411.com, Inc. (a development stage company) formerly known as Stateside Funding, Inc. as of November 30, 2003 and the related statements of operations, stockholder's equity and cash flows for the year ended and from inception (December 31, 1997) through November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the audit. We did not audit the accompanying balance sheet as of November 30, 2002, and the related statements of operations and cash flows for the year ended were audited by another auditor. The auditor expressed in the report dated February 12, 2003 an unqualified opinion on those statements.

        We conducted the audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relocate 411.com, Inc. as of November 30, 2003, and the statement of operations and cash flows for the year then ended and from inception (December 31, 1997) through November 30, 2003, in conformity with generally accepted accounting principles.

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




Gately & Associates, LLC

December 22, 2003

                                       F1

                               Marvin Kirschenbaum
                           Certified Public Accountant
                        332 Meehan Avenue - Reads Landing
                       West Lawrence, New York 11691-5431
                                 (516) 239-3704

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Relocate 411.com, Inc.
142 Mineola Avenue
Roslyn Heights, New York 11577

Gentlemen:

        I have audited the accompanying balance sheet of Relocate 411.com, Inc. (a development stage company) formerly known as Stateside Funding, Inc. as of November 30, 2002 and the related statements of operations, stockholder's equity and cash flows for the year ended and from inception (December 31, 1997) through November 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the accompanying balance sheet as of November 30, 2003, and the related statements of operations and cash flows for the year ended were audited by another auditor. The auditor expressed in his report dated December 22, 2003 an unqualified opinion on those statements.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relocate 411.com, Inc. as of November 30, 2002, and the statement of operations and cash flows for the year then ended and from inception (December 31, 1997) through November 30, 2002, in conformity with generally accepted accounting principles.

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

Marvin Kirschenbaum

CERTIFIED PUBLIC ACCOUNTANT

February 12, 2003

                                       F2

                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                  As of November 30, 2003 and November 30, 2002


                                     ASSETS
                                     ------

                                                                      2003                               2002
                                                                -----------------                  -----------------
CURRENT ASSETS
       Cash                                                        $       9,092                       $     20,519
                                                                -----------------                  -----------------

                  Total Current Assets                                     9,092                             20,519


       Property and equipment at cost, net of
         accumulated depreciation                                          2,973                              4,473
                                                                -----------------                  -----------------

                  Total Properties                                         2,973                              4,473


       TOTAL ASSETS                                                $      12,065                       $     24,992
                                                                =================                  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES

       Accrued liabilities                                         $      11,525                       $      6,025
       Loans payable                                                      14,397                             14,397
                                                                -----------------                  -----------------

                  Total current liabilities                               25,922                             20,422



SHAREHOLDERS' EQUITY

       Preferred stock - $.0001 par value
         authorized 10,000,000 shares
         issued and outstanding: none                                          -                                  -
       Common stock - $.0001 par value;
          authorized 50,000,000 shares;
          issued and outstanding: 11,200,000 and 11,200,000                1,827                              1,827
       Additional paid-in-capital                                      1,401,913                          1,401,913
       Treasury stock at cost: 7,065,000 and 7,065,000                (1,151,672)                        (1,151,672)
       Accumulated deficit during Development Stage                     (265,925)                          (247,498)
                                                                -----------------                  -----------------

                  Total shareholders' equity                             (13,857)                             4,570


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $      12,065                       $     24,992
                                                                =================                  =================




                    The accompanying notes are an integral part of these consolidated financial statements.


                                      F3

                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the twelve months ended November 30, 2003 and 2002
              and for the Period From Inception (December 19, 1997)
                            Through November 30, 2003

                                                                                           Period from
                                                                                            Inception
                                                                                             Through
                                                                                           November 30,
                                                            2003             2002              2003
                                                      ---------------------------------- -----------------
REVENUES
       Revenue                                               $       -        $       -        $        -
                                                      ---------------------------------- -----------------

       TOTAL REVENUES                                                -                -                 -
       --------------                                 ---------------------------------- -----------------


 EXPENSES

       Salaries and benefits                                         -                -           181,888
       General and Administrative                               17,927           15,280           158,117
                                                      ---------------------------------- -----------------

       TOTAL EXPENSES                                           17,927           15,280           340,005
       --------------                                 ---------------------------------- -----------------


OPERATING INCOME (LOSS)                                        (17,927)         (15,280)         (340,005)
-----------------------

       Provision for tax                                          (500)            (500)           (6,525)
       Interest expense                                              -                -           (53,956)
       Interest income                                               -                -           134,561
                                                      ---------------------------------- -----------------

NET INCOME (LOSS)                                            $ (18,427)       $ (15,780)       $ (265,925)
-----------------                                     ================================== =================


NET INCOME (LOSS) PER COMMON SHARE                           $   (0.00)       $   (0.00)
----------------------------------                    ==================================
    (less than $.01 per share for 2003 and 2002)

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                       11,200,000       10,262,500
   ------------------
                                                      ==================================


                The accompanying notes are an integral part of these consolidated financial statements.


                                      F4

                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                November 30, 2002

                                                                                                     Accumulated
                                                                                                       Deficit
                                                                                    Additional        During the
                                                       Common                        Paid-In         Development
                                                       Shares          Amount        Capital            Stage        Total
                                                   -------------------------------------------------------------------------
Issuance of common shares
  on August 24, 1999                                          66    $       250    $        --    $        --    $       250
                                                      ----------          -----      ---------       --------          -----
Balance, November 30, 1999                                    66            250             --             --            250

Issuance of shares in private placement
 and merger: January 26, 2000:
       Private placement in cash ($0.29 per share)     5,175,000            518      1,503,732                     1,504,250
       Deferred offering costs                                                         (25,927)                      (25,927)
       Conversion of shares in merger                 11,599,934            500          1,267                         1,767
       Redemption of original shares                  (4,100,000)                     (150,000)                     (150,000)

Net Loss                                                                                             (204,348)      (204,348)
                                                      ----------          -----      ---------       --------          -----
Balance, November 30, 2000                            12,675,000          1,268      1,329,072       (204,348)     1,125,992

Purchase of treasury stock, 7,065,000 shares
  during January, 2001 with cash                                                                                  (1,151,672)
       ($0.16 per share)
Issuance of shares as stock compensation
  on February 7, 2001                                  4,200,000            420         41,580                        42,000
       ($0.01 per share)
Issuance of shares as stock compensation
  for legal fees, February 7, 2001                       140,000             14          1,386                         1,400
       ($0.01 per share)
Net Loss                                                                                              (27,370)       (27,370)
                                                      ----------          -----      ---------       --------          -----
Balance, November 30, 2001                            17,015,000          1,702      1,372,038       (231,718)        (9,650)

Issuance of shares in private placement for cash
  Reg D, Rule 506, September 7, 2002                   1,000,000            100         24,900                        25,000
       ($.025 per share)
Issuance of shares as stock compensation
  for legal fees, September 7, 2002                      250,000             25          4,975                         5,000
       ($0.02 per share)
Net Loss                                                                                              (15,780)       (15,780)
                                                      ----------          -----      ---------       --------          -----
Balance, November 30, 2002                            18,265,000          1,827      1,401,913       (247,498)         4,570
                                                      ----------          -----      ---------       --------          -----

Net Loss                                                                                              (18,427)       (18,427)
                                                      ----------          -----      ---------       --------          -----

Balance, November 30, 2003                            18,265,000    $     1,827    $ 1,401,913    $  (265,925)   $   (13,857)
                                                      ==========    ===========    ===========    ===========    ===========

                       The accompanying notes are an integral part of these consolidated financial statements.


                                      F5

                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the twelve months ended November 30, 2003 and 2002
              and for the Period From Inception (December 19, 1997)
                            Through November 30, 2003

                                                                                                            Period from
                                                                                                              Inception
                                                                                                               Through
                                                                                                            November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                         2003              2002             2003
------------------------------------                                   ----------------- ----------------- ----------------
       Net  (loss)                                                            $ (18,427)        $ (15,780)      $ (265,925)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and organization costs                                        1,500             1,999            9,992
       Common stock issued for services                                                             5,000           48,400
       Non-cash equity adjustment in reverse merger                                                                 (1,483)
       (Increase) Decrease in interest receivable                                     -                 -                -
       Increase (Decrease) in accounts payable and accrued expenses               5,500            (1,230)          11,525
                                                                       ----------------- ----------------- ----------------

       Net cash flows provided by (used in) operating activities                (11,427)          (10,011)        (197,491)

CASH FLOWS FROM INVESTING ACTIVITIES

       Cash paid for note receivable                                                  -                 -       (1,117,602)
       Cash received from note receivable                                             -                 -        1,117,602
       Cash paid for equipment                                                        -                 -          (11,465)
                                                                       ----------------- ----------------- ----------------

       Net cash flows provided by (used in) investing activities                      -                 -          (11,465)
                                                                       ----------------- ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from loans payable                                                    -             5,530           14,397
       Proceeds from issuance of stock                                                -            25,000        1,531,250
       Cash paid for stock redemption                                                 -                 -         (150,000)
       Deferred offering costs against capital                                        -                 -          (25,927)
       Acquisition of treasury stock                                                  -                 -       (1,151,672)
                                                                       ----------------- ----------------- ----------------

       Net cash flows provided by (used in) financing activities                      -            30,530          218,048
                                                                       ----------------- ----------------- ----------------

CASH RECONCILIATION

       Net increase (decrease) in cash                                          (11,427)           20,519            9,092
       Cash at beginning of period                                               20,519                 -                -
                                                                       ----------------- ----------------- ----------------

       CASH AT END OF PERIOD                                                  $   9,092         $  20,519       $    9,092
                                                                       ================= ================= ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for interest                                 $       -         $       -
       Cash paid during the year for income taxes                             $       -         $       -


                      The accompanying notes are an integral part of these consolidated financial statements.


                                      F6

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

                                       F7

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

                                      F8

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

Loss Per Common Share:

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. The statement was retroactively applied to the prior loss per share but did not have any effect. Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. There is no presentation of diluted loss per share as the effect of common stock options, warrants and convertible debt amount are antidilutive

NOTE 3 - NOTE RECEIVABLE

On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd. (Teltran), a publicly held company presently trading on the NASD OTC Pink Sheets. Some of Teltran's stockholders and officers own approximately 42% of the Company. The loan bore interest at 9 1/2% annually and was secured by a promissory note. Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

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

                                      F9


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

NOTE 8 - CASH FLOW STATEMENT DISCLOSURE


For the years ended November 30, 2003 and 2002, the Company did not pay in cash any income tax or interest on debt financing. Non-cash transactions included the issuance of common shares of the Company's stock in consideration for services provided to the Company in the amount of $5,000 for the year ended November 30, 2002.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 7, 2003, the Company replaced Marvin Kirschenbaum, CPA as the independent auditor for the Company and appointed Gately & Associates as the new independent auditor for the Company.

Marvin Kirschenbaum, CPA 's report on the financial statements for the year ended November 30, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles but included an explanatory paragraph reflecting an uncertainty because the realization of a major portion of the Company's assets is dependent upon its ability to meet its future financing requirements and the success of future operations.

During the most recent fiscal year and interim period subsequent to November 30, 2002, there have been no disagreements with Marvin Kirschenbaum, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Marvin Kirschenbaum, CPA would have caused them to make reference in their reports on the financial statements for such periods.

On February 14, 2003, Don Fuch as resigned as the independent auditor for the Company and Marvin Kirschenbaum, CPA was appointed as the new independent auditor for the Company.

Don Fuchs, CPA reports on our financial statements for the fiscal years ended November 30, 2001 and November 20, 2000 and through August 31, 2002 contains no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

For the most recent fiscal year and any subsequent interim period through Don Fuchs' resignation on February 14, 2003, there have been no disagreements with Don Fuchs' on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Don Fuchs' would have caused them to make reference in their reports on the financial statements for such periods.

ITEM 8A CONTROLS AND PROCEDURES

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(A) of the Exchange Act

The following table sets forth information about our executive officers and directors.

NAME                        AGE      POSITION
---------------             ---      -----------------------------------
Darrell Lerner              29       President, Chief Executive Officer,
                                     Treasurer and Director

Darrell Lerner has been our President, Chief Executive Officer, Treasurer and Director since the merger on January 26, 2000. From April 1998 to the present, Mr. Lerner has been the president and director of Fantasy Sports Net, Inc., an Internet company which provides interactive fantasy sports games and sports related information. Presently, such company is inactive. Mr. Lerner worked as a consultant for New Medium Enterprises Inc. (OTC BB: NMEN), a public company, during the second half of 1999. His responsibilities included meeting with website companies on behalf of New Medium Enterprises Inc. Mr. Lerner is a Cum Laude graduate of Hofstra University and a graduate of Hofstra Law School. Mr. Lerner has a degree in business administration/finance and extensive experience in telecommunications and journalism. Mr. Lerner devotes 50% of his time working for us. Mr. Lerner does not have an employment agreement. At present, we do not anticipate entering into an employment agreement with Mr. Lerner. Darrell Lerner is the son of Byron Lerner, one of our principal shareholders.

We intend to expand our Board of Directors, and to seek to recruit and retain a Chief Financial Officer. We feel that In the future it will be appropriate to expand our board of directors. Current efforts are underway to recruit additional members of management, as well. However, we do not expect to appoint additional Directors or management such as the CFO for the foreseeable future.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. To date no compensation has been accrued for salaries to Darrell Lerner and Byron Lerner.

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

Item 10. Executive compensation

Darrell Lerner has been our President, Chief Executive Officer and Treasurer since inception. To date, we have not entered into any employment agreements with our officers and do not presently intend to do so. Mr. Lerner received $21,000 in restricted corporate stock as compensation for services performed during the 2001 fiscal year. The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2001 fiscal year, for our Chief Executive Officer and for each of our other executive officers (the "Named Executive Officers") whose compensation on an annualized basis is anticipated to exceed $100,000 during fiscal 2003.


                           SUMMARY COMPENSATION TABLE

           ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                                   RESTRICTED  SECURITIES    OPTIONS
NAME AND PRINCIPAL  FISCAL      OTHER      ANNUAL    STOCK     UNDERLYING    (NO. OF    ALL OTHER
POSITION            YEAR        SALARY     BONUS  COMPENSATION   AWARDS      SHARES)    COMPENSATION
------------------  -----       ------     -----  ------------ ----------    ---------  ----------
Darrell Lerner
President Chief
Executive
Officer and
Treasurer           2001       $0         0           0         $21,000          0          0
Darrell Lerner      2002       $0         0           0              $0          0          0
Darrell Lerner      2003       $0         0           0              $0          0          0

(1) Our fiscal year ends November 30.

Our shareholders may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

                                  STOCK OPTIONS

We did not grant stock options in fiscal years ending 2001, 2002 or 2003.

The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 2003:
                          OPTION GRANTS IN FISCAL 2001
                             (INDIVIDUAL GRANTS)(1)

         NUMBER OF           % OF TOTAL
NAME     SECURITIES          OPTIONS                        EXPIRATION
         UNDERLYING          GRANTED TO       EXERCISE        DATE
         OPTIONS GRANTED     EMPLOYEES IN     PRICE
                             FISCAL 2003

None

No Executive Officer held options during the 2002 or 2003 fiscal year. The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options at the 2002 and 2003 fiscal year ends:

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

The following table sets forth, as of February 26, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each Named Executive Officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

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

Item 12. Certain Relationships and Related Transactions

We currently use office space in a building located at 142 Mineola Avenue, Roslyn, New York. The primary tenant is Darrell Lerner, our President. The lease for such premises is in the name of International Global Communications, Inc., a company owned by Byron Lerner, one of our shareholders and the father of Darrell Lerner, our sole officer and director. The lease provides for monthly rental payments of $475 and presently expires February 28, 2003. There is an extension period that commenced March 1, 2003 until February 28, 2005 at the rate of $500 per month.

Although we have no present intention to do so, we may, in the future, enter into other transactions and agreements relating to our business with our directors, officers, principal stockholders and other affiliates. Relocate 411.com, Inc. intends for all such transactions and agreements to be on terms no less favorable to Relocate 411.com, Inc. than those obtainable from unaffiliated third parties on an arm's-length basis. In addition, the approval of a majority of Relocate 411.com, Inc.`s disinterested directors will be required for any such transactions or agreements. As set forth above, we do not anticipate any related party transactions in the near future. Nevertheless, should any related party transactions occur while there are no disinterested board members, Darrell Lerner, our sole director, shall continue to have the sole vote and we shall rely on his integrity, good judgment, and fiduciary duties to make a fair and equitable decision on our behalf and one behalf of our shareholders.

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

On the effective date of the Merger Agreement, Nachum Blumenfrucht, our sole officer and director resigned from our Board of Directors and a new Board of Directors was appointed. The new Board of Directors consisted of Darrell Lerner, President, Chief Executive Officer, and Treasurer, and Byron R. Lerner, Vice-President and Secretary. We redeemed 4,100,000 shares of our common stock from Nachum Blumenfrucht, our previous sole officer, director and principal shareholder for $150,000. In September 2002, Anslow & Jaclin, LLP were issued 250,000 shares of our common stock for legal services rendered. On May 25, 2000, Relocate411.com loaned $1,117,602 to Teltran International Group, Ltd. Teltran is a publicly held company presently trading on the NASD OTC Bulletin Board, and some of its stockholders and officers own approximately 42% of Relocate411.com. The loan matures November 25, 2000 with interest at 9-1/2% annually and is secured by a promissory note. The reason we made this investment was that we had extra funds at such time and we believed this note was a strong investment and would provide a good return on our investment In addition, the note was secured by 600,000 shares each of common stock of Teltran and Antra Holdings Group, Inc. Antra was also a publicly held company traded on the NASD OTC Bulletin Board and therefore we believed that we had enough security for this loan. Teltran owns the Antra shares which were acquired in April, 1999 when each company originally exchanged 2,000,000 shares of their common stock. Additionally, Teltran pledged its one share of Teltran Web Factory, Ltd., a wholly owned foreign subsidiary of Teltran. Neither Teltran International Group, Ltd. or Antra Holdings Group, Inc. trade on the OTC Bulletin Board. The Teltran shares are currently trading on the Pink Sheets with a market price of $.004 per share and Antra Holdings Group shares are trading on the Pink Sheets with a market price of $.005. As a result of the default on this loan we suffered a total loss of $1,117,602 plus interest.

Teltran also issued to Relocate411.com 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share. Teltran defaulted on the loan. As settlement for such default, Teltran agreed to sell its interest in Teltran Web Factory, Ltd to the NCT Group Ltd., a Connecticut company for stock NCT was entitled to in a pending offering in the United Kingdom. Such stock was received as consideration for settlement for repayment of the loan and our agreement to tender our interest in Teltran Web Factory, Ltd. Such shares were used to buy out all common stock and warrants in Relocate 411.com belonging to the original investors as follows:


Name/(Certificate #)                Dollars       Shares     Warrants
--------------------                -------       ------     --------
Austost Anstalt Schaan (C-5)       $500,000    1,500,000    1,500,000

Balmore Funds, S.A. (C-6)          $500,000    1,500,000    1,500,000

Amro International, S.A. (C-7)     $250,000      791,250      791,250

ICT N.V. (C-8)                      $50,000      150,000      150,000

Leval Trading, Inc. (C-9)          $150,000      450,000      450,000

Nesher, Inc. (C-10)                 $50,000      150,000      150,000

Talbiya B. Investments (C-11)       $50,000      166,500      166,500

Libra Finance, S.A. (C-12)                -      198,000      198,000

J. Hayut (C-13)                           -      139,500      139,500

Hyett Capital Ltd. (C-14)                 -       69,750       69,750

Such related party transaction was on terms that were not more favorable than if agreed upon by a third party in an arms length transaction.

None of these entities set forth above are affiliated to us or either Byron and Darrell Lerner. Although we lost money on this loan to Teltran, as part of the settlement for this default we received preferred shares in NCT which we were able to use to cancel the 5,115,000 outstanding shares and 5,115,000 outstanding warrants set forth above. Based on the last filing undertaken by NCT, the following sets forth the officers, directors and principal shareholders of NCT:

Michael J. Parrella
John J. McCloy
Sam Oolie
Irene Lebovics
Cy E. Hammond
Jonathan M. Charry
Mark Melnick
Carole Salkind
Crammer Road LLC
Alpha Capital Aktiengesellschaft
Acme Associates, Inc.
Libra Finance S.A.
Austost Anstalt Schaan
Balmore S.A.

Teltran was subsequently unable to pay back the loan and it was agreed that Relocate would receive several million pounds of the preferred stock in this offering in return for Teltran defaulting on the loan as full settlement, and in return for Relocate relinquishing the collateral (the Web Factory ownership). That full amount of NCT preferred stock was then used to buy out the original investors at which point their shares were returned and cancelled. The stock in Teltran and Antra has no real market value. The related stockholders and officers were Jimmy Tubbs and Byron Lerner who was the President and Chief Executive Officer of Teltran.

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

3.   Exhibits: None

(b)  Reports on Form 8-K. None


Item 14.  Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $1500.00 for professional services rendered for the audit of our financial statements. We also were billed approximately $1,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $0.00, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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


Date:  February 26, 2004


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

Date:   February 26, 2004