Form 10QSB
period 2004-02-29
RELOCATE 411 COM INC /
filed 2004-04-12
CIK 1077561

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 29, 2004

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

      (Title of Class)                           (Shares outstanding at
                                                  February 29, 2004)

PART I       FINANCIAL INFORMATION
----------------------------------

                             RELOCATE 411.COM, INC.
                                   FORM 10-QSB
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

                                     INDEX                           Page

ITEM 1       Financial Statements

             Balance Sheet as of February 29, 2004 and
             November 30, 2003                                          2

             Statement of Operations, February 29, 2004               3-4

             Statement of Stockholder' Equity, February 29, 2004        5

             Statement of Cash Flows, February 29, 2004                 6

             Notes to Financial Statements                            7-8

ITEM 2       Management's Discussion and
             Analysis or Plan of Operations                             9

ITEM 3       Controls and Procedures                                   10

PART II      Other Information - Items 1-6                             11

Signatures                                                             12

                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                                  BALANCE SHEET
                  As of February 29, 2004 and November 30, 2003


                                     ASSETS
                                     ------

                                                                              2004                               2003
                                                                        -----------------                  -----------------
CURRENT ASSETS
       Cash                                                                  $     3,314                        $     9,092
                                                                        -----------------                  -----------------

                  Total Current Assets                                             3,314                              9,092


       Property and equipment at cost, net of
         accumulated depreciation                                                  2,598                              2,973
                                                                        -----------------                  -----------------

                  Total Properties                                                 2,598                              2,973


       TOTAL ASSETS                                                          $     5,912                        $    12,065
                                                                        =================                  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURENT LIABILITIES

       Accrued liabilities                                                   $     6,894                        $    11,525
       Loans payable                                                              14,397                             14,397
                                                                        -----------------                  -----------------

                  Total current liabilities                                       21,291                             25,922



SHAREHOLDERS' EQUITY

       Preferred stock - $.0001 par value
         authorized 10,000,000 shares
         issued and outstanding: none                                                  -                                  -
       Common stock - $.0001 par value;
          authorized 50,000,000 shares;
          issued and outstanding: 11,200,000 and 11,200,000                        1,827                              1,827
       Additional paid-in-capital                                              1,401,913                          1,401,913
       Treasury stock at cost: 7,065,000 and 7,065,000                        (1,151,672)                        (1,151,672)
       Accumulated deficit during Development Stage                             (267,447)                          (265,925)
                                                                        -----------------                  -----------------

                  Total shareholders' equity                                     (15,379)                           (13,857)


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $     5,912                        $    12,065
                                                                        =================                  =================




                 The accompanying notes are an integral part of these consolidated financial statements.



                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              For the three months ended February 29, 2004 and 2003
              and for the Period From Inception (December 19, 1997)
                            Through February 29, 2004

                                                                                                     Period from
                                                                                                      Inception
                                                                                                       Through
                                                                                                     February 29,
                                                                     2004              2003              2004
                                                             ----------------------------------------------------
REVENUES
       Revenue                                                   $          -       $         -       $        -
                                                             ----------------------------------------------------

       TOTAL REVENUES                                                       -                 -                -
       --------------
                                                             ----------------------------------------------------

 EXPENSES

       Salaries and benefits                                                -                 -          181,888
       General and Administrative                                       1,522             4,297          165,894
                                                             ----------------------------------------------------

       TOTAL EXPENSES                                                   1,522             4,297          347,782
       --------------
                                                             ----------------------------------------------------

OPERATING INCOME (LOSS)                                                (1,522)           (4,297)        (347,782)
-----------------------

       Interest expense                                                     -                 -          (53,956)
       Interest income                                                      -                 -          134,561
                                                             ----------------------------------------------------

NET INCOME (LOSS)                                                $     (1,522)      $    (4,297)      $ (267,177)
-----------------
                                                             ====================================================

NET INCOME (LOSS) PER COMMON SHARE                               $      (0.00)      $     (0.00)
----------------------------------
                                                             ===================================
       (less than $.01 per share for 2003 and 2002)

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                              18,265,000        11,200,000
   ------------------
                                                             ===================================


                 The accompanying notes are an integral part of these consolidated financial statements.


                                                            F-3


                              RELOCATE411.COM, INC.
                         ( A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                February 29, 2004

                                                                                                      Accumulated
                                                                                                        Deficit
                                                                                       Additional     During the
                                                         Common                         Paid-In       Development
                                                         Shares          Amount         Capital         Stage            Total
                                                       ----------     -----------     -----------     -----------     -----------
Issuance of common shares
  on August 24, 1999                                           66     $       250     $        --     $        --     $       250
                                                       ----------     -----------     -----------     -----------     -----------
Balance, November 30, 1999                                     66             250              --              --             250

Issuance of shares in private placement
 and merger: January 26, 2000:
       Private placement in cash ($0.29 per share)      5,175,000             518       1,503,732                       1,504,250
       Deferred offering costs                                                            (25,927)                        (25,927)
       Conversion of shares in merger                  11,599,934             500           1,267                           1,767
       Redemption of original shares                   (4,100,000)                       (150,000)                       (150,000)

Net Loss                                                                                                 (204,348)       (204,348)
                                                       ----------     -----------     -----------     -----------     -----------

Balance, November 30, 2000                             12,675,000           1,268       1,329,072        (204,348)      1,125,992

Purchase of treasury stock, 7,065,000 shares
  during January, 2001 with cash                                                                                       (1,151,672)
       ($0.16 per share)
Issuance of shares as stock compensation
  on February 7, 2001                                   4,200,000             420          41,580                          42,000
       ($0.01 per share)
Issuance of shares as stock compensation
  for legal fees, February 7, 2001                        140,000              14           1,386                           1,400
       ($0.01 per share)
Net Loss                                                                                                  (27,370)        (27,370)
                                                       ----------     -----------     -----------     -----------     -----------
Balance, November 30, 2001                             17,015,000           1,702       1,372,038        (231,718)         (9,650)

Issuance of shares in private placement for cash
  Reg D, Rule 506, September 7, 2002                    1,000,000             100          24,900                          25,000
       ($.025 per share)
Issuance of shares as stock compensation
  for legal fees, September 7, 2002                       250,000              25           4,975                           5,000
       ($0.02 per share)
Net Loss                                                                                                  (15,780)        (15,780)
                                                       ----------     -----------     -----------     -----------     -----------
Balance, November 30, 2002                             18,265,000           1,827       1,401,913        (247,498)          4,570
                                                       ----------     -----------     -----------     -----------     -----------

Net Loss                                                                                                  (18,427)        (18,427)
                                                       ----------     -----------     -----------     -----------     -----------
Balance, November 30, 2003                             18,265,000           1,827       1,401,913        (265,925)        (13,857)

Net Loss                                                                                                   (1,522)    $    (1,522)
                                                       ----------     -----------     -----------     -----------     -----------

Balance, February 29, 2004                             18,265,000     $     1,827     $ 1,401,913     $  (267,447)    $   (15,379)
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

                                                                                                                   Period from
                                                                                                                    Inception
                                                                                                                     Through
                                                                                                                   November 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                             2003               2002               2003
------------------------------------                                         -----------        -----------        -----------
       Net  (loss)                                                           $    (1,522)       $    (4,297)       $  (267,177)

       Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and organization costs                                         1,500              1,999              9,992
       Common stock issued for services                                            5,000             48,400
       Non-cash equity adjustment in reverse merger                               (1,483)
       (Increase) Decrease in interest receivable                                     --                 --                 --
       Increase (Decrease) in accounts payable and accrued expenses                5,500             (1,230)            11,525
                                                                             -----------        -----------        -----------

       Net cash flows provided by (used in) operating activities                   5,478              1,472           (198,743)

CASH FLOWS FROM INVESTING ACTIVITIES

       Cash paid for note receivable                                                  --                 --         (1,117,602)
       Cash received from note receivable                                             --                 --          1,117,602
       Cash paid for equipment                                                        --                 --            (11,465)
                                                                             -----------        -----------        -----------

       Net cash flows provided by (used in) investing activities                      --                 --            (11,465)
                                                                             -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from loans payable                                                    --              5,530             14,397
       Proceeds from issuance of stock                                                --             25,000          1,531,250
       Cash paid for stock redemption                                                 --                 --           (150,000)
       Deferred offering costs against capital                                        --                 --            (25,927)
       Acquisition of treasury stock                                                  --                 --         (1,151,672)
                                                                             -----------        -----------        -----------

       Net cash flows provided by (used in) financing activities                      --             30,530            218,048
                                                                             -----------        -----------        -----------

CASH RECONCILIATION

       Net increase (decrease) in cash                                             5,478             32,002              7,840
       Cash at beginning of period                                                20,519                 --                 --
                                                                             -----------        -----------        -----------
                                                                                                                   ...........
       CASH AT END OF PERIOD                                                 $    25,997        $    32,002        $     7,840
                                                                             ===========        ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for interest                                $        --        $        --
       Cash paid during the year for income taxes                            $        --        $        --


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-5



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

The financial statements reflect that of the acquirer, Stateside Fundings, Inc., the entity that survived the merger. The Accumulated Deficit of Stateside Fundings, Inc. as of January 26, 2000 was $1,303.

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

On September 7, 2002, the Company undertook a private placement offering under Rule 506 of Regulation D of the Securities Act. The Company's management considers this offering to be exempt under the Securities Act of 1933. The Company issued a total of 1,000,000 shares of its common stock for a total consideration of $25,000 in cash, or $.025 per share.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

Overview

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. We currently have constructed an introductory webpage at www.relocate411.com which outlines the products and services that we company expect to offer and includes phone and email information. Currently, this website is not complete and not does not provide any service to us. Once the website is complete it will be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. We have not spent any money for research and development. Development stage expenses during the three month months ended February 28, 2003 and February 29, 2004 were $4,297 and $1,522 respectively. The expenses incurred were primarily due various consulting, managerial and professional services in connection with our development of a business plan as well as accounting and legal fees in connection with our daily operations and quarterly regulatory filings. On-going increases to development stage expenses are anticipated. As of April 12, 2004 we have $1,691 in cash available to us.

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

     The next stage of web development will include the introduction of detailed statistical information, town profiles, crime rates etc. We anticipate completing this stage in the third quarter of 2004 for between $1,000 and $3,000. By the end of 2004 we anticipate adding the first real estate listings to the site subject to agreements reached with partners and real estate agencies. Incorporation of these listings could run from $2,500 to $100,000 depending upon the level of detail in these listings and the nature of the partnerships reached. If we reach partnerships whereby we incorporate other companies listings into our site and co-brand with partners, programming will be far simpler and thereby cheaper than if we have to offer users the ability to design their own listings.

     Further website expansion in 2004 will be in various phases subject to revenue and capital availability.

* We are currently seeking a market maker to apply for listing for quotation of our common stock on the NASD OTC Bulletin Board. We anticipate that the date of the application for listing of quotation will be by the end of the year and there are no fees to us for such filing. At such time we will also begin discussions with various potential real estate consultants to assist us, as well as companies within the industry to partner with. We have already commenced the process of searching for consultants and partners and will continue to do so in an ongoing manner and we believe that such consultants will also be secured by the end of year. Our preference would be to structure deals that have little cash outlays and reward consultants with stock and percentages of revenue and profits, however, consultants could require monthly fees of $2,000 to $8,000 a month. We do not anticipate any costs being involved with our initial partnership as we will attempt to strike partnership deals that are revenue and profit-sharing arrangements;

* within 60 days of quotation of our common stock on the NASD OTC Bulletin Board, identify funding options to raise additional capital for the company and key geographic markets to target during our first phase of operations. We intend to seek funding options such as equity or debt financing. However, currently we have had no preliminary discussions with any group regarding such financing. As we develop and the overall economic climate improves, we expect to be in a better position to raise outside capital in mid 2004. The only associated costs for such funding may be the due diligence costs or expenses associated with putting a financing deal together. The costs would be as much as 5%-6% of the funding raised, but any such fees would be taken out of the closing of the funding transaction. Searching for capital will likely be an ongoing process even if we raise an initial amount of funds. We expect to begin focusing on which markets to initially target during the second quarter of 2004. The only potential expenses would be if we decide to pay for outside research or if business trips are required. There are presently no plans for either, however, should a business trip be necessary, we anticipate that our budget for any such trip would be about $1,000; and

* hire and train additional staff, including management, marketing staff, and administrative personnel; We anticipate hiring at a minimum 10 employees in the next twelve months. We anticipate hiring additional employees beginning in mid 2004. The number of employees hired will be dependent upon a variety of factors including our progress in implementing our business plan and available capital. Ultimately, we expect to require approximately $50,000 per month for payroll. We will need additional capital to meet these expenses and will scale down accordingly until we are in such a position. The hiring of employees will be an ongoing process during the company's existence.

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

Capital Resources and Liquidity.

As of April 12, 20043, we had approximately $1,691.36 in cash. Our general and administrative expenses are expected to average $1,500 per month for the next 12 months. We do not have sufficient cash to meet our minimum development and operating costs for the next six to seven months. Therefore, unless we decrease our overhead, we will need to raise additional capital to continue our operations, and there is no assurance we will be successful in raising the needed capital. Notwithstanding same, Darrell Lerner, our President has verbally agreed to fund our operations for the next twelve months. Our expenses of $15,000 for legal and accounting fees for this offering have been paid in full and we do not anticipate any other fees with regard to this offering.

Cash Requirements and Additional Funding

The only cash requirements we presently have are for professional fees. We estimate this amount to be approximately $1,500 per month. As set forth above, our present cash available will not enable us to satisfy this in the future. However, Darrell Lerner has agreed to provide such funds, via equity or loan transaction, so that we can proceed with our operations. Due to difficult market conditions, we are focusing on growing through strategic alliances without the necessity of outlaying cash.

PERIOD FROM DECEMBER 19, 1997 (DATE OF INCEPTION) THROUGH FEBRUARY 29,
2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $(267,177), primarily consisting of salaries, accounting and legal fees, website development fees, rent and general administrative expenses. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

THREE MONTHS ENDED FEBFUARY 29, 2004 AND FEBRUARY 29, 2003

Development stage income during the three months ended February 29, 2004 was $0 as compared to $0 for the three months ended February 28, 2003. Expenses for the three months ended February 29, 2004 were $(1,522) primarily consisting of accounting and legal fees. These fees are related to our quarterly regulatory filings. Expenses for the three months ended February 28, 2003 were $(4,297) primarily consisting of accounting and legal fees in connection with our daily operations and quarterly regulatory filings.

Item 3. Controls and Procedures
-------------------------------

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



                                        Date: April 12, 2004