Form 10QSB
period 2004-05-31
RELOCATE 411 COM INC /
filed 2004-07-09
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                        Commission file number: 000-25591

                              RELOCATE411.COM, INC.
             (Exact name of Registrant as Specified in its Charter)

           DELAWARE                                             11-3462369
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, NY, NY        10007
(Address of Principal Executive Offices)                         (Zip Code)

                                 (212) 608-6500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 31, 2004, there were 11,200,000 shares of common stock outstanding.

                              RELOCATE411.COM, INC.
                                   FORM 10-QSB
                     FOR THE THREE MONTHS ENDED MAY 31, 2004

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

          Interim Balance Sheet

          Interim Statements of Operations

          Interim Statements of Cash Flows

          Notes to Financial Statements

          Item 2. Management's Discussion and Analysis or Plan of Operations

          Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings

          Item 2. Changes in Securities

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              RELOCATE411.COM, INC.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                               As of May 31, 2004

(Expressed in U.S. Dollars)

                                                                         May 31,
                                                                          2004
                                                                       (Unaudited)
                                                                       -----------
ASSETS
Current assets:
     Cash and cash equivalents                                         $        --
                                                                       -----------
Total current assets                                                            --
Property and equipment, net                                                  2,223
                                                                       -----------
Total assets                                                           $     2,223
                                                                       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accrued liabilities                                               $    15,474
     Loans payable                                                          14,397
                                                                       -----------
Total current liabilities                                                   29,871
                                                                       -----------
Stockholders' deficiency
   Preferred stock, $0.0001 par value; authorized 10,000,000 shares;
     issued and outstanding: none                                               --
   Common stock, $0.0001 par value; authorized 50,000,000 shares;
     issued (18,265,000) and outstanding (11,200,000)                        1,827
   Additional paid-in capital                                            1,401,913
   Treasury stock, at cost: 7,065,000                                   (1,151,672)
   Accumulated deficit during development stage                           (279,716)
                                                                       -----------
Total stockholders' deficiency                                             (27,648)
                                                                       -----------
Total liabilities and stockholders' deficiency                         $     2,223
                                                                       ===========

                  See condensed notes to financial statements.

                              RELOCATE411.COM, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 For the six months ended May 31, 2004 and 2003
              and for the period from inception (December 19, 1997)
                              through May 31, 2004

(Expressed in U.S. Dollars)

                                                                                                    Period from
                                                                                                     Inception
                                       Three Months Ended                 Six Months Ended            through
                                             May 31,                          May 31,                 May 31,
                                        2004            2003            2004            2003           2004
                                    ----------------------------------------------------------------------------
REVENUES

     Revenue                        $         --    $         --    $         --    $         --    $         --
                                    ----------------------------------------------------------------------------
     Total revenues                           --              --              --              --              --
                                    ----------------------------------------------------------------------------

EXPENSES

     Salaries and benefits                    --              --              --              --         181,888
     General and administrative           12,019           4,172          13,541           7,816         171,658
                                    ----------------------------------------------------------------------------
     Total expenses                       12,019           4,172          13,541           7,816         353,546
                                    ----------------------------------------------------------------------------

Operating loss                           (12,019)         (4,172)        (13,541)         (7,816)       (353,546)

     Provision for income tax               (125)           (125)           (250)           (250)         (6,775)
     Interest expenses                        --              --              --              --         (53,956)
     Interest income                          --              --              --              --         134,561
                                    ----------------------------------------------------------------------------

Net loss                            $    (12,144)   $     (4,297)   $    (13,791)   $     (8,066)   $   (279,716)
                                    ============================================================================

Basic and diluted loss per common
  share                             $         --    $         --    $         --    $         --
                                    ============================================================

Weighted Average Number of Common
  Stock Outstanding (Basic and
  Diluted)                            11,200,000      11,200,000      11,200,000      11,200,000
                                    ============================================================

                  See condensed notes to financial statements.

                              RELOCATE411.COM, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 For the six months ended May 31, 2004 and 2003
              and for the period from inception (December 19, 1997)
                              through May 31, 2004

(Expressed in U.S. Dollars)

                                                                                               Period from
                                                                        Six Months Ended        Inception
                                                                            May 31,              through
                                                                      2004            2003     May 31, 2004
                                                                  -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $   (13,791)   $    (8,066)   $  (279,716)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and organization costs                                  750            750         10,742
     Common stock issued for services                                      --             --         48,400
     Non-cash equity adjustment in reverse merger                          --             --         (1,483)
     Increase (decrease) in accrued liabilities                         3,949            250         15,474
                                                                  -----------------------------------------
Net cash flows provided by (used in) operating activities              (9,092)         7,066        206,583
                                                                  -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for note receivable                                         --             --     (1,117,602)
     Cash received from note receivable                                    --             --      1,117,602
     Cash paid for equipment                                               --             --        (11,465)
                                                                  -----------------------------------------
Net cash flows used in investing activities                                --             --        (11,465)
                                                                  -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable                                           --             --         14,397
     Proceeds from issuance of stock                                       --             --      1,531,250
     Cash paid for stock redemption                                        --             --       (150,000)
     Deferred offering costs against capital                               --             --        (25,927)
     Acquisition of treasury stock                                         --             --     (1,151,672)
                                                                  -----------------------------------------
Net cash flows provided by financing activities                            --             --        218,048
                                                                  -----------------------------------------

Increase (decrease) in cash and cash equivalents                       (9,092)         7,066             --
Cash and cash equivalents, beginning of period                          9,092         20,519             --
                                                                  -----------------------------------------
Cash and cash equivalents, end of period                          $        --    $    13,453    $        --
                                                                  =========================================

Cash paid for:
     Interest                                                     $        --    $        --
     Income taxes                                                 $        --    $        --

                  See condensed notes to financial statements.

                              RELOCATE411.COM, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended November 30, 2003 included in its Annual Report on Form 10-KSB.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

To meet these objectives, the Company plans to seek potential merger candidates, expects to raise additional equity, through private or public equity investment, in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

NOTE 3 - CHANGE IN CONTROL AND FUTURE COMMITMENTS

On May 21, 2004, Jandah Management Limited ("Jandah"), Glory Way Holdings Limited ("GWH") and Good Business Technology Limited ("GBT"), each a corporation organized under the laws of the British Virgin Islands, enter into privately negotiated transactions with the stockholders of Relocate411.com, Inc. (the "Company") to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs, for an aggregate purchase price of $307,500. Darrell Lerner retained 224,000 shares of common stock. As a condition to closing, the Company and Mr. Darrell Lerner entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner will assist the Company with various transition issues and provide other business consulting services. Under this consulting agreement, Mr. Darrell Lerner will be paid an aggregate consulting fee of $150,000, payable in equal monthly installments.

GWH acquired 396,000 shares of common stock for an aggregate purchase price of $9,900 from each the following selling security holders in separate agreements listed in the amendment number 8 to the Company's registration statement on Form SB-2/A (SEC File Number 333-100803) (the "SB-2"): Anslow & Jaclin, LLP, Frank Massaro, Michael and Thelma Hartman, Nicholas A. Waslyn, Eric Tjaden, Margaret Indelicato, Juan C. Morales, Sheldon Shalom, Patricia Faro and Philip Mazzella.

GWH also acquired an aggregate of 450,000 shares of common stock for an aggregate purchase price of $11,250 from each of Barry Manko (250,000 shares) and Grushko & Mittman (200,000 shares).

GBT acquired an aggregate of 854,000 shares of common stock for an aggregate purchase price of $21,350 from each the following selling security holders in separate agreements listed in the SB-2: Richard Zapolski, William Grimm, Richard Volpe, Mark J. Parendo, Mitch Hershkowitz, Kristine Gentile, Robert M. J. Hartman, Danielle L. Hartman, Martin Miller, Dolores E. Miller, Dolores E. Miller a/c/f Dillon Engel, Drew Goldberg, Carol Sitte, Karen Pasteressa a/c/f Samantha Pasteressa, Desert Green, Inc., Robert Giambrone, Anthony Giambrone, Melvin D. Bernstein, Linda Bernstein, Beth Sussman, Jeffrey Wenzel, Tracey Wenzel, Harold Sussman, Amy Sussman and Meg L. Sussman.

In connection with, and as a condition to the closing of these stock purchase transactions, Darrell Lerner resigned as the sole officer of the Company effective as of May 21, 2004. Pursuant to the Company's Bylaws and applicable SEC regulations, Mr. Lerner appointed Li Kin Shing, the sole shareholder of Jandah, as the President of the Company and, effective as of June 4, 2004, as member of the board.

Further details can be obtained from the Company's Form 8-K filing on May 25, 2004.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The following recent accounting pronouncements are not expected to have a material impact on the Company's financial statements:

In March 2004, the Financial Accounting Standards Board ("FASB"), Emerging Issues Task Force ("EITF"), confirmed as a consensus EITF Issue 03-16, which requires investments in limited liability corporation's that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under the AICPA's Statement of Position No. 78-9 ("SOP 78-9"), Accounting for Investments in Real Estate Ventures. Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold (typically any ownership interest greater than 3%-5%) than the 20% threshold applied under Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The consensus is effective for the first period beginning after June 15, 2004 and the change should be reported as a retroactive cumulative effect, with certain exceptions.

On April 9, 2004, FASB issued FASB Staff Position ("FSP") SFAS 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure,

Relating to Contingently Convertible Securities to provide disclosure guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. The FSP addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP FAS 129-1 notes that to comply with the requirements of SFAS 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion.

Item 2. Management's Discussion and Analysis or Plan of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business; (iii) the Company's ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

Management's Plan of Operation

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements for events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. The Company's plan of operation for the next twelve months is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction as of the date of this filing.

As reported in the Company's Current Report on Form 8-K on May 25, 2004, the control of the Company has been changed and Mr. Li Kin Shing (Mr. Li) was appointed as the President of the Company effective from May 21, 2004. The new management of the Company endeavors to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. The Company primarily targets on the telecom industry in the People's Republic of China (PRC), including the Hong Kong market, which Mr. Li possesses extensive experience. Currently, the Company is actively negotiating with various telecom operators in connection with prospective mergers and acquisitions. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including operating call centers, providing telemarketing services, customer relationship management services, mobile applications, calling cards, etc.

The management believes that, through the prospective mergers and acquisitions, the Company could accelerate its developing pace and benefit from the vast opportunities brought by the continual growth in the PRC economy and China's accession to the World Trade Organization.

The Company has no current plans (i) for the purchase or sale of any plant or equipment, (ii) to make any changes in the number of employees, or (iii) incur any significant research and development expenses. The Company's plans may change if it is able to identify and acquire a suitable business acquisiton.

Capital Resources and Liquidity

As of May 31, 2004, we had no significant assets and minimal cash in bank. Management believes it has sufficient resources to meet the anticipated needs of the Company's operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. We have no revenues and our need for capital may change dramatically if we acquire a suitable business opportunity during that period. Therefore, we plan to rely on shareholder loans and potentially raise additional capital to continue our operations. There is no assurance we will be successful in raising the needed capital. Notwithstanding same, Li Kin Shing, our President has verbally agreed to fund our operations for the next twelve months.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Li (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Changes in Independent Accountants

Effective June 23, 2004, our Board of Directors dismissed Gately & Associates, LLC ("Gately") as its independent accountant. The Board of Directors approved Clancy and Co., P.L.L.C. ("Clancy") as its new independent accountants to audit the Company's financial statements for the year ending November 30, 2004, effective that same date. The change was recommended and approved by the Company's Audit Committee on June 23, 2004 in response to the change in control of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 31- Certification of President, Chief Executive Officer and Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

            Exhibit 32 - Certification of President, Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K during the three months ended May 31, 2004:

            The Company filed a Current Report on Form 8-K on May 25, 2004 to report a change in control and replacement of the President of the Company.

            The Company filed a Current Report on Form 8-K on June 25, 2004 to report a change in independent accountants.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RELOCATE411.COM, INC.

Date: July 9, 2004                         By:  /s/ Li Kin Shing
                                                -------------------------
                                                Li Kin Shing
                                                President