Form 10QSB
period 2004-08-31
China Elite Information Co., Ltd.
filed 2004-10-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

                        Commission file number: 000-25591

                        CHINA ELITE INFORMATION CO., LTD.
             (Exact name of Registrant as Specified in its Charter)

            BRITISH VIRGIN ISLANDS                        11-3462369
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)                Identification No.)

c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, NY, NY             10007
        (Address of Principal Executive Offices)                      (Zip Code)

                                 (212) 608-6500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 15, 2004, there were 11,200,000 shares of common stock outstanding.

                        CHINA ELITE INFORMATION CO., LTD.
                                   FORM 10-QSB
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2004

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION                                              2
Item 1. Financial Statements                                                2
Interim Balance Sheet                                                       2
Interim Statements of Operations                                            3
Interim Statements of Cash Flows                                            4
Notes to Financial Statements                                               5

Item 2. Management's Discussion and Analysis
            or Plan of Operations                                           7

Item 3. Controls and Procedures                                             8

PART II.  OTHER INFORMATION                                                 9
Item 1. Legal Proceedings                                                   9
Item 2. Changes in Securities                                               9
Item 3. Defaults Upon Senior Securities                                     9
Item 4. Submission of Matters to a Vote of Security Holders                 9
Item 5. Other Information                                                   9
Item 6. Exhibits                                                            10
SIGNATURES                                                                  11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        CHINA ELITE INFORMATION CO., LTD.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                                   (Unaudited)
                              As of August 31, 2004

(Expressed in U.S. Dollars)
                                                                     August 31,
                                                                        2004
                                                                     ----------
ASSETS
Current assets
Cash                                                                 $       --

Property and equipment, net                                               1,848
                                                                     ----------

Total assets                                                         $    1,848
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accrued liabilities                                             $   56,727
     Amount due to a stockholder                                         82,246
     Loans payable                                                       14,397
                                                                     ----------
Total current liabilities                                               153,370
                                                                     ----------

Stockholders' deficiency
   Preferred stock, $0.01 par value; authorized 10,000,000 shares;
     issued and outstanding: none                                            --
   Common stock, $0.01 par value; authorized 50,000,000 shares;
     issued and outstanding (11,200,000)                                112,000
   Additional paid-in capital                                           140,068
   Accumulated deficit during development stage                        (403,590)
                                                                     ----------
Total stockholders' deficiency                                         (151,522)
                                                                     ----------
Total liabilities and stockholders' deficiency                       $    1,848
                                                                     ==========

                  See condensed notes to financial statements.

                        CHINA ELITE INFORMATION CO., LTD.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)
          For the three and nine months ended August 31, 2004 and 2003 and for the period from inception (December 19, 1997)
                             through August 31, 2004

(Expressed in U.S. Dollars)

                                                                                                  Period from
                                                                                                   Inception
                                       Three Months Ended              Nine Months Ended            through
                                           August 31,                      August 31,              August 31,
                                      2004            2003            2004            2003            2004
                                  ----------------------------------------------------------------------------
REVENUES

     Revenue                      $         --    $         --    $         --    $         --    $         --
                                  ----------------------------------------------------------------------------
     Total revenues                         --              --              --              --              --
                                  ----------------------------------------------------------------------------

EXPENSES

     Salaries and benefits                  --              --              --              --         181,888
     General and administrative        123,749           2,818         137,290          10,634         295,407
                                  ----------------------------------------------------------------------------
     Total expenses                    123,749           2,818         137,290          10,634         477,295
                                  ----------------------------------------------------------------------------

Operating loss                        (123,749)         (2,818)       (137,290)        (10,634)       (477,295)

     Provision for income tax             (125)           (125)           (375)           (375)         (6,900)
     Interest expenses                      --              --              --              --         (53,956)
     Interest income                        --              --              --              --         134,561
                                  ----------------------------------------------------------------------------
Net loss                          $   (123,874)   $     (2,943)   $   (137,665)   $    (11,009)   $   (403,590)
                                  ============================================================================

Basic and diluted loss per
  common share                    $      (0.01)   $         --    $      (0.01)   $         --
                                  ============================================================

Weighted Average Number of
  Common Stock Outstanding
  (Basic and Diluted)               11,200,000      11,200,000      11,200,000      11,200,000
                                  ============================================================

                  See condensed notes to financial statements.

                        CHINA ELITE INFORMATION CO., LTD.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)
               For the nine months ended August 31, 2004 and 2003
              and for the period from inception (December 19, 1997)
                             through August 31, 2004

(Expressed in U.S. Dollars)

                                                                                                 Period from
                                                                                                  Inception
                                                                        Nine Months Ended          through
                                                                            August 31,            August 31,
                                                                       2004           2003          2004
                                                                   -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (137,665)   $   (11,009)   $  (403,590)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and organization costs                                 1,125            750         11,117
     Common stock issued for services                                       --             --         48,400
     Non-cash equity adjustment in reverse merger                           --             --         (1,483)
     Increase in accrued liabilities                                    45,202            375         56,727
                                                                   -----------------------------------------
Net cash flows used in operating activities                            (91,338)        (9,884)      (288,829)
                                                                   -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for note receivable                                          --             --     (1,117,602)
     Cash received from note receivable                                     --             --      1,117,602
     Cash paid for equipment                                                --             --        (11,465)
                                                                   -----------------------------------------
Net cash flows used in investing activities                                 --             --        (11,465)
                                                                   -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable                                            --             --         14,397
     Advance from a stockholder                                         82,246             --         82,246
     Proceeds from issuance of stock                                        --             --      1,531,250
     Cash paid for stock redemption                                         --             --       (150,000)
     Deferred offering costs against capital                                --             --        (25,927)
     Acquisition of treasury stock                                          --             --     (1,151,672)
                                                                   -----------------------------------------
Net cash flows provided by financing activities                         82,246             --        300,294
                                                                   -----------------------------------------

Decrease in cash and cash equivalents                                   (9,092)        (9,884)            --
Cash and cash equivalents, beginning of period                           9,092         20,519             --
                                                                   -----------------------------------------
Cash and cash equivalents, end of period                           $        --    $    10,635    $        --
                                                                   =========================================

Cash paid for:
     Interest                                                      $        --    $        --
     Income taxes                                                  $        --    $        --

                  See condensed notes to financial statements.

                        CHINA ELITE INFORMATION CO., LTD.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

For tax planning purposes, on August 12, 2004, the Company changed the jurisdiction under which it is incorporated from the State of Delaware to the British Virgin Islands (the "BVI"). In connection with such reincorporation, the Company changed its name from "Relocate 411.com, Inc." to "China Elite Information Co., Ltd."

The par value per share of the Company's preferred stock and common stock was increased from $0.0001 to $0.01 prior to the reincorporation since BVI law does not allow per share par values less than $0.01. Each share of common stock, par value $0.01 per share, of the Delaware Corporation was converted into one fully paid and non-assessable share of the BVI Company.

The reincorporation had no effect on the Company's current business operations. As a result of the reincorporation, the Company adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation. Further details can be obtained from the Company's Form 8-K and Definitive Information Statement filing on August 17, 2004 and August 26, 2004, respectively.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended November 30, 2003, included in its Annual Report on Form 10-KSB.

NOTE 3 - GOING CONCERN

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

To meet these objectives, the Company plans to seek potential merger candidates, expects to raise additional equity, through private equity investment, in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

NOTE 4 - CHANGE IN CONTROL AND FUTURE COMMITMENTS

On May 21, 2004, Jandah Management Limited ("Jandah"), Glory Way Holdings Limited ("GWH") and Good Business Technology Limited ("GBT"), each a corporation organized under the laws of the British Virgin Islands, enter into privately negotiated transactions with the stockholders of the Company to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000.

      (i) Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs, for an aggregate purchase price of $307,500. Darrell Lerner retained 224,000 shares of common stock. As a condition to closing, the Company and Mr. Darrell Lerner entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner will assist the Company with various transition issues and provide other business consulting services. Under this consulting agreement, Mr. Darrell Lerner will be paid an aggregate consulting fee of $150,000, payable in six equal monthly installments.

      (ii) GWH acquired 396,000 shares of common stock for an aggregate purchase price of $9,900 from each the following selling security holders in separate agreements listed in the amendment number 8 to the Company's registration statement on Form SB-2/A (SEC File Number 333-100803) (the "SB-2"): Anslow & Jaclin, LLP, Frank Massaro, Michael and Thelma Hartman, Nicholas A. Waslyn, Eric Tjaden, Margaret Indelicato, Juan C. Morales, Sheldon Shalom, Patricia Faro and Philip Mazzella.

      (iii) GWH also acquired an aggregate of 450,000 shares of common stock for an aggregate purchase price of $11,250 from each of Barry Manko (250,000 shares) and Grushko & Mittman (200,000 shares).

      (iv) GBT acquired an aggregate of 854,000 shares of common stock for an aggregate purchase price of $21,350 from each the following selling security holders in separate agreements listed in the SB-2: Richard Zapolski, William Grimm, Richard Volpe, Mark J. Parendo, Mitch Hershkowitz, Kristine Gentile, Robert M. J. Hartman, Danielle L. Hartman, Martin Miller, Dolores E. Miller, Dolores E. Miller a/c/f Dillon Engel, Drew Goldberg, Carol Sitte, Karen Pasteressa a/c/f Samantha Pasteressa, Desert Green, Inc., Robert Giambrone, Anthony Giambrone, Melvin D. Bernstein, Linda Bernstein, Beth Sussman, Jeffrey Wenzel, Tracey Wenzel, Harold Sussman, Amy Sussman and Meg L. Sussman.

In connection with, and as a condition to the closing of these stock purchase transactions, Darrell Lerner resigned as the (i) sole officer of the Company effective as of May 21, 2004, and (ii) sole director of the Company effective June 4, 2004. Pursuant to the Company's then existing Bylaws and applicable SEC regulations, and prior to the effective date of his resignation as the Company's sole director, Mr. Lerner appointed Li Kin Shing, the sole shareholder of Jandah, as the President of the Company and, effective as of June 4, 2004, as the sole member of the board.

Further details can be obtained from the Company's Form 8-K filing on May 25, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $82,246 at August 31, 2004, represents a serires of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company's President has orally agreed to fund the Company's operations for at least the next twelve months.

Consulting fees - The Company is committed under a six-month consulting agreement with its former President, Darrell Lerner, for services to be provided such as assisting the Company with various transition issues and providing other business consulting services. Under this consulting agreement, Mr. Darrell Lerner will be paid an aggregate consulting fee of $150,000, payable in six equal monthly installments.

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

As reported in the Company's Current Report on Form 8-K filed with the SEC on May 25, 2004, the control of the Company has been changed and Mr. Li Kin Shing ("Mr. Li") was appointed as the President of the Company effective from May 21, 2004, and as sole director effective as of June 4, 2004. The new management of the Company endeavors to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although the Company does not plan to limit its options to any particular industry, the Company will initially target the telecom industry in the People's Republic of China ("PRC"), including the Hong Kong market, about which Mr. Li possesses extensive experience. Currently, the Company is exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including operating call centers, providing telemarketing services, customer relationship management services, mobile applications, calling cards, etc.

The management believes that, through the prospective mergers and acquisitions in the PRC, the Company could accelerate its developing pace and benefit from the vast opportunities brought by the continual growth in the PRC economy and the PRC's accession to the World Trade Organization.

The Company has no current plans (i) for the purchase or sale of any plant or equipment, (ii) to make any changes in the number of employees, or (iii) incur any significant research and development expenses. The Company's plans may change if it is able to identify and acquire a suitable business acquisiton.

Capital Resources and Liquidity

As of August 31, 2004, we had total assets of $1,848. Management believes it has sufficient resources to meet the anticipated needs of the Company's operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. We have no revenues and our need for capital may change dramatically if we acquire a suitable business opportunity during that period. Therefore, we plan to rely on shareholder loans and the raising of debt or equity capital to continue our operations. There is no assurance we will be successful in raising the needed capital. Notwithstanding same, Mr. Li, our President has orally agreed to fund our operations for the next twelve months.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Li (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      On July 21, 2004, the Company obtained the written consent to the transactions described below from 100% of the Company's stockholders (representing all of the 11,200,000 shares of the Company's common stock then issued and outstanding).

      On July 21, 2004, the Company's Board of Directors resolved that it was in the Company's best interest to transfer, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI, the jurisdiction under which the Company is incorporated from the State of Delaware to the BVI and to reincorporate as a British Virgin Islands International Business Company. In connection with this reincorporation, the Company changed its name from "Relocate 411.com, Inc." to "China Elite Information Co., Ltd." As a result of the reincorporation, the Company adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation, all of which were filed as exhibits as part of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2004.

Item 5. Other Information

      None

Item 6. Exhibits

      Exhibit 3.1 - Memorandum of Association of China Elite Information Co., Ltd. (incorporated by reference to Exhibit 3(b) as part of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2004).

      Exhibit 3.2 - Articles of Association of China Elite Information Co., Ltd. (incorporated by reference to Exhibit 3(c) as part of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2004).

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

                                           CHINA ELITE INFORMATION CO., LTD.

Date: October 15, 2004                  By /s/ Li Kin Shing
                                           -------------------------------------
                                           Li Kin Shing
                                           President