Form 10KSB
period 2004-11-30
China Elite Information Co., Ltd.
filed 2005-03-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2004

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

(212) 608-6500

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues for the year ended November 30, 2004: $0

As of March 10, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $0.

As of March 10, 2005, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD. FORM 10- KSB FOR THE YEAR ENDED NOVEMBER 30, 2004 INDEX

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate”, “expect”, “intend”, “plan”, “will”, “the Company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business; (iii) the Company’s ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

China Elite Information Co., Ltd., formerly known as Relocate411.com, Inc., was initially organized under the laws of the State of Delaware on December 19, 1997 under the name of Stateside Fundings, Inc.

A Summary Of What We Do

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. The Company’s plan of operation for the next twelve months is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

At present we have no real property and we maintain an office at the offices at c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, New York, New York 10007. Our telephone number is (212) 608-6500.

Our History

On December 19, 1997, we were organized in the State of Delaware under the name of Stateside Fundings, Inc. We initially adopted a fiscal year ending November 30. On January 26, 2000, the stockholders of Relocate411.com, Inc, a New York corporation, completed a merger and stock exchange with us. At the same time as the merger, we issued 5,175,000 shares of our common stock pursuant to a private placement offering and received net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 shares of our common stock from our founder. As part of the merger and stock exchange, we issued 6,600,000 shares of our common stock to the shareholders of Relocate411.com, Inc, (New York corporation) in exchange for receiving all of the shares (66 shares) of Relocate411.com, Inc. Relocate411.com, Inc. became our wholly owned subsidiary. On January 27, 2000, we filed a certificate of amendment changing our name to Relocate411.com, Inc.

Relocate411.com, Inc., the New York corporation was a predecessor of our company as that term is defined by Item 405 of Regulation C. Relocate411.com, Inc, the New York corporation, which was incorporated in August 1999, had the same business plan as us in that it was a development stage Internet based company whose goal is to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. The merger and stock exchange between us and Relocate411.com, Inc., New York corporation, was completed on January 26, 2000. Prior to such time the business plan of Stateside Fundings, Inc. was to function as a “blank check company” as that term is defined in Rule 419 of Regulation C. None of the promoters of the blank check company, Stateside Fundings, Inc., were related in any way to the officers, directors, affiliates or associates of our present company.

On May 21, 2004, Jandah Management Limited (“Jandah”), Glory Way Holdings, Limited (“GWH”) and Good Business Technology Limited (“GBT”), each a corporation organized under the laws of the British Virgin Islands, enter into privately negotiated transactions with the stockholders of Relocate411.com, Inc. (the “Company”) to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000.

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

GWH acquired 396,000 shares of common stock for an aggregate purchase price of $9,900 from each the following selling security holders in separate agreements listed in the amendment number 8 to the Company’s registration statement on Form SB-2/A (SEC File Number 333-100803) (the “SB-2”): Anslow & Jaclin, LLP, Frank Massaro, Michael and Thelma Hartman, Nicholas A. Waslyn, Eric Tjaden, Margaret Indelicato, Juan C. Morales, Sheldon Shalom, Patricia Faro and Philip Mazzella.

GWH also acquired an aggregate of 450,000 shares of common stock for an aggregate purchase price of $11,250 from each of Barry Manko (250,000 shares) and Grushko & Mittman (200,000 shares).

GBT acquired an aggregate of 854,000 shares of common stock for an aggregate purchase price of $21,350 from each the following selling security holders in separate agreements listed in the SB-2: Richard Zapolski, William Grimm, Richard Volpe, Mark J. Parendo, Mitch Hershkowitz, Kristine Gentile, Robert M. J.Hartman, Danielle L. Hartman, Martin Miller, Dolores E. Miller, Dolores E. Miller a/c/f Dillon Engel, Drew Goldberg, Carol Sitte, Karen Pasteressa a/c/f, Samantha Pasteressa, Desert Green, Inc., Robert Giambrone, Anthony Giambrone, Melvin D. Bernstein, Linda Bernstein, Beth Sussman, Jeffrey Wenzel, Tracey Wenzel, Harold Sussman, Amy Sussman and Meg L. Sussman. In connection with, and as a condition to the closing of these stock purchase transactions, Darrell Lerner resigned as the sole officer of the Company effective as of May 21, 2004. Pursuant to the Company’s Bylaws and applicable SEC regulations, Mr. Lerner appointed Li Kin Shing, the sole shareholder of Jandah, as the President of the Company and, effective as of June 4, 2004, as member of the board.

On July 21, 2004, our Board of Directors approved the change of the jurisdiction under which the Company is incorporated from the State of Delaware to the British Virgin Islands (“BVI”) and to reincorporate as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI. In connection with this reincorporation, we changed our name from “Relocate411.com, Inc.” to “China Elite Information Co., Ltd.” As a result of the reincorporation, we adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation.

Our Business

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. Our plan of operation for the next twelve months is to identify and acquire a favorable business opportunity. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits. We have not yet entered into any agreement, nor do we have any commitment to enter into or become engaged in any transaction as of the date of this filing.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

As reported in our Current Report on Form 8-K filed with the SEC on May 25, 2004, the control of the Company has been changed and Mr. Li Kin Shing (“Mr. Li”) was appointed as our President effective from May 21, 2004 and as sole director effective as of June 4, 2004. Our new management endeavors to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although we do not plan to limit its options to any particular industry, we will initially target the telecom industry in the People’s Republic of China (“PRC”), including the Hong Kong market, about which Mr. Li possesses extensive experience. Currently, we are exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including operating call centers, providing telemarketing services, customer relationship management services, mobile applications, calling cards, etc.

Our management believes that, through the prospective mergers and acquisitions in the PRC, we could accelerate our developing pace and benefit from the vast opportunities brought by the continual growth in the PRC economy and the PRC’s accession to the World Trade Organization.

We have no current plans (i) for the purchase or sale of any plant or equipment, (ii) to make any changes in the number of employees, or (iii) incur any significant research and development expenses. Our plans may change if we are able to identify and acquire a suitable business acquisition.

We believe that we are not a blank check company as that term is defined in Rule 419 of Regulation C under the Rules of the Securities Act of 1933. Except as part of our strategy to expand and grow our business as described above, we do not have any intention of merging with another company or allowing ourselves to be acquired by another company, or to act as a blank check company as defined in Regulation C.

Employees

We will employ additional people as we continue to implement our plan of operation. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2.	DESCRIPTION OF PROPERTIES

We currently use office space in a building located at c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, New York, New York 10007. We do not have a formal lease with DeHeng Chen Chan, LLC.

ITEM 3.	LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2004. PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our securities. We intend to seek a market maker to apply for a listing on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Number of Shareholders as of November 30, 2004 – 9

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of March 10, 2005, we had a total of 11,200,000 common shares outstanding and as of March 10, 2005, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below). Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the Prior Selling security holders and 854,000 shares of our common stock acquired by GBT from the Prior Selling security holders. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Act. The 224,000 shares held by Darrell Lerner may be sold under Rule 144(k) of the Act, as more fully described below.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs. These shares were acquired by Jandah from affiliates of the Company in a private transaction and, therefore, will become eligible for resale under Rule 144 until May 21, 2005.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, would equal approximately 1120,000 shares as of the date of this prospectus; or

2.	The average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Rule 144(k) is not available for shares held by our affiliates, which are subject to the volume limitations and trading limitations of Rule 144 regardless of how long they have held such shares.

Dividends

To date, we have not declared or paid any dividends on our common shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our common shares. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-KSB.

Overview

During the past year, our operations have been devoted primarily to developing a business plan, developing and designing our website, preparing to bring the website online and raising capital for future operations and administrative functions. The Company’s plan of operation for the next twelve months is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits, all as further discussed in our “Plan of Operation” section below.

We have not spent any money for research and development. Development stage expenses during the twelve months ended November 30, 2003 and 2004 were $18,427 and $234,650 respectively. The expenses incurred were primarily due to salaries and benefits as well as various consulting, managerial and professional services in connection with our development of a business plan, the corporate formation, and the change in control described below.

On-going increases to development stage expenses are anticipated. As of November 30, 2004, we had no cash available to us.

On May 21, 2004, Jandah Management Limited (“Jandah”), Glory Way Holdings Limited (“GWH”) and Good Business Technology Limited (“GBT”), each a corporation organized under the laws of the British Virgin Islands, enter into privately negotiated transactions with the stockholders of the Company to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000.

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

Plan of Operation

The Company’s plan of operation for the next twelve months is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction as of the date of this filing.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2004, the control of the Company has been changed and Mr. Li Kin Shing (“Mr. Li”) was appointed as the President of the Company effective from May 21, 2004 and as sole director effective as of June 4, 2004. The new management of the Company endeavors to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although the Company does not plan to limit its options to any particular industry, the Company will initially target the telecom industry in the People’s Republic of China (PRC), including the Hong Kong market, about which Mr. Li possesses extensive experience. Currently, the Company is exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including operating call centers, providing telemarketing services, customer relationship management services, mobile applications, calling cards, etc.

The management believes that, through the prospective mergers and acquisitions in the PRC, the Company could accelerate its developing pace and benefit from the vast opportunities brought by the continual growth in the PRC economy and the PRC’s accession to the World Trade Organization.

The Company has no current plans (i) for the purchase or sale of any plant or equipment, (ii) to make any changes in the number of employees, or (iii) incur any significant research and development expenses. The Company’s plans may change if it is able to identify and acquire a suitable business acquisition.

Capital Resources and Liquidity

Management believes it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. We have no revenues and our need for capital may change dramatically if we acquire a suitable business opportunity during that period. Therefore, we plan to rely on shareholder loans and the raising of debt or equity capital to continue our operations. There is no assurance we will be successful in raising the needed capital. Notwithstanding same, Mr. Li, our President has orally agreed to fund our operations for the next twelve months.

PERIOD FROM DECEMBER 19, 1997 (DATE OF INCEPTION) THROUGH NOVEMBER 30, 2004

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Net loss since inception has amounted to $495,523, primarily consisting of salaries, accounting and legal fees, website development fees, rent and general administrative expenses. The accounting and legal expenses were in connection with our annual and quarterly regulatory filings.

TWELVE MONTHS ENDED NOVEMBER 30, 2004 AND NOVEMBER 30, 2003

Development stage income during the twelve months ended November 30, 2004 was $0 as compared to $0 for the twelve months ended November 30, 2003. Expenses for the twelve months ended November 30, 2004 were $234,650, primarily consisting of accounting and legal fees incurred in connection with our SEC regulatory filings, consulting fees paid to Mr. Darrell Lerner under his consulting agreement and other expenses related to the change of jurisdiction of incorporation from the State of Delaware to the British Virgin Islands. Expenses for the twelve months ended November 30, 2003 were $18,427, primarily consisting of accounting and legal fees which were related to our quarterly regulatory filings and reincorporation in the BVI.

ITEM 7.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Elite Information Co., Ltd.

We have audited the accompanying balance sheet of China Elite Information Co., Ltd., a development stage company, (the “Company”) as of November 30, 2004, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal year then ended, and for the period from inception (December 19, 1997) to November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from inception to November 30, 2003 in the statements of stockholders’ deficiency, operations and cash flows, which were audited by other auditors whose report, dated December 22, 2003, expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception to November 30, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2004, and the results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no revenues to date and significant recurring net losses resulting in a substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management’s plans regarding these matters are also described in Note 1. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 24, 2005

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
Relocate411.com, Inc.

Gentlemen:

We have audited the accompanying statements of operations, stockholder’s equity and cash flows for the year ended November 30, 2003, and from inception (December 19, 1997) through November 30, 2003, of Relocate411.com, Inc. (a development stage company) formerly known as Stateside Funding, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the statement of operations and cash flows for the year ended November 30, 2003, and from inception (December 19, 1997) through November 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gately & Associates, LLC
Altamonte Springs, FL

December 22, 2003

F-2

CHINA ELITE INFORMATION CO., LTD. (a development stage company) BALANCE SHEET NOVEMBER 30, 2004

(Expressed in U.S. Dollars)

ASSETS	$—

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$24,390

Loans from shareholder	204,668

Total current liabilities	229,058

Commitments and contingencies	—

Stockholder’s Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; Issued and outstanding: none	—
Common stock: $0.01 par value; 50,000,000 shares authorized; Issued and outstanding: 11,200,000	112,000
Additional paid in capital	154,465
Deficit accumulated during the development stage	(495,523)

Total stockholders’ deficiency	(229,058)

Total liabilities and stockholders’ deficiency	$—

The accompanying notes are an integral part of these financial statements.
F-3

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2004

(Expressed in U.S. Dollars)	Cumulative from inception	2004	2003

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	392,767	234,650	18,427

Total general and administrative expenses	574,655	234,650	18,427

Operating loss	(574,655)	(234,650)	(18,427)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	(1,473)	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	(1,473)	—

Net loss	$(495,058)	$(229,598)	$(18,427)

Basic and diluted net loss per share		$(0.02)	$—

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.
F-4

CHINA ELITE INFORMATION CO., LTD. (a development stage company) STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2004

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of common shares on August 24, 1999	66	$—	$250	$—	$—

Balance – November 30, 1999	66	—	250	—	250

Issuance of shares in private placement and merger on January 26, 2000:
Private placement in cash ($0.29 per share)	5,175,000	51,750	1,452,500	—	1,504,250
Deferred offering costs	—	—	(25,927)	—	(25,927)
Conversion of shares in merger	11,599,934	116,000	(114,233)	—	1,767
Redemption of original shares	(4,100,000)	(41,000)	(109,000)	—	(150,000)

Net loss	—	—	—	(204,348)	(204,348)

Balance – November 30, 2000	12,675,000	126,750	1,203,590	(204,348)	1,125,992

Purchase of treasury stock, (7,065,000 shares) during January 2001, from initial investors with cash ($0.16 per share)	—	—	(1,151,672)	—	(1,151,672)

Issuance of shares as stock compensation for the shares of NCTN Preferred Stock and all common shares and warrants held in the Company by original investors and in consideration of accrued services fees, February 7, 2001 ($0.01 per share)	4,200,000	42,000	—	—	42,000

Issuance of shares as stock compensation for legal fees, February 7, 2001 ($0.01 per share)	140,000	1,400	—	—	1,400

Net loss	—	—	—	(27,370)	(27,370)

Balance – November 30, 2001	17,015,000	170,150	51,918	(231,718)	(9,650)

Issuance of shares in private placement for cash Reg D, Rule 506, September 7, 2002 ($0.25 per share)	1,000,000	10,000	15,000	—	25,000

Issuance of shares as stock compensation for legal fees, September 7, 2002 ($0.02 per share)	250,000	2,500	2,500	—	5,000

Net loss	—	—	—	(15,780)	(15,780)

Balance – November 30, 2002	18,265,000	182,650	69,418	(247,498)	4,570

The accompanying notes are an integral part of these financial statements.
F-5

CHINA ELITE INFORMATION CO., LTD. (a development stage company) STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2004

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Net loss	—	—	—	(18,427)	(18,427)

Balance – November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	—	—

Loans payable converted to additional paid in capital	—	—	14,397	—	14,397

Net loss				(229,598)	(229,598)

Balance – November 30, 2004	11,200,000	$112,000	$154,465	$(495,523)	$(229,598)

The accompanying notes are an integral part of these financial statements.
F-6

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2004

	Cumulative from inception	2004	2003

Cash flows from operating activities
Net loss	$(495,523)	$(229,598)	$(18,427)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	1,500	1,500
Loss on disposal of property and equipment	1,473	1,473	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
Increase (decrease) in accounts payable and accrued expenses	24,390	12,865	5,500

Net cash flows used in operating activities	(411,251)	(213,760)	(11,427)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—
Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Proceeds from loans payable	219,065	204,668	—
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	422,716	204,668	—

Increase (decrease) in cash and cash equivalents	—	(9,092)	(11,427)

Cash and cash equivalents, beginning of period	—	9,092	20,519

Cash and cash equivalents, end of period	$—	$—	$9,092

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—
Loans payable converted to additional paid in capital	$14,397	$14,397	$—

The accompanying notes are an integral part of these financial statements.
F-7

CHINA ELITE INFORMATION CO., LTD. (A development stage company) Notes to Financial Statements November 30, 2004 (Expressed in U.S. Dollars)

1. Business Formation and Continuance of Operations

Business Formation

China Elite Information Co., Ltd. (formerly known as “Relocate411.com, Inc.” and “Stateside Fundings, Inc.”) was originally organized under the laws of the State of Delaware on December 19, 1997.

On January 26, 2000, the stockholders of Relocate411.com, Inc, a New York corporation incorporated on August 24, 1999 (“Relocate”), completed a merger and stock exchange with Stateside Fundings, Inc., a Delaware Corporation (“Stateside”), resulting in a recapitalization of Stateside, the acquirer. Relocate merged into Stateside and Stateside acquired all of the assets and liabilities of Relocate. Under the terms of the Merger Agreement, each share of Relocate common stock converted into one hundred thousand shares of Stateside common stock. Contemporaneously with the merger, Stateside issued 5,175,000 shares of its common stock pursuant to a private placement offering and received net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 shares of common stock from the founder of Stateside. As part of the merger and stock exchange, Stateside issued 6,600,000 shares of common stock to the shareholders of Relocate in exchange for receiving all of the shares (66 shares) held by the shareholders of Relocate and Relocate became the Company’s wholly-owned subsidiary. For accounting purposes, the financial statements became that of Stateside, the entity that survived the merger. On January 27, 2000, Stateside filed a certificate of amendment changing the Company’s name to “Relocate411.com, Inc.”

On May 21, 2004, Jandah Management Limited (“Jandah”), Glory Way Holdings, Limited (“GWH”) and Good Business Technology Limited (“GBT”), each a corporation organized under the laws of the British Virgin Islands, enter into privately negotiated transactions with the stockholders of Relocate to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000. In connection with, and as a condition to the closing of these stock purchase transactions, Darrell Lerner resigned as the sole officer of the Company effective as of May 21, 2004, and pursuant to the Company’s Bylaws and applicable SEC regulations, Mr. Lerner appointed Li Kin Shing (“Mr. Li”), the sole shareholder of Jandah, as the President of the Company and, effective as of June 4, 2004, as sole director of the board.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs, for an aggregate purchase price of $307,500. Darrell Lerner retained 224,000 shares of common stock. As a condition to closing, the Company and Mr. Darrell Lerner entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner assisted the Company with various transition issues and provided other business consulting services. Under the consulting agreement, Mr. Darrell Lerner was paid an aggregate consulting fee of $150,000, payable in equal monthly installments. Mr. Li is considered to be the indirect beneficial owner of the shares held by Jandah Management Limited, since he is the sole shareholder of Jandah Management Limited and as such, possesses sole investment and voting power over the Company’s shares held by it.

GWH acquired 396,000 shares of common stock for an aggregate purchase price of $9,900 from each the following selling security holders in separate agreements listed in the amendment number 8 to the Company’s registration statement on Form SB-2/A (SEC File Number 333-100803) (the “SB-2”):

Anslow & Jaclin, LLP, Frank Massaro, Michael and Thelma Hartman, Nicholas A. Waslyn, Eric Tjaden, Margaret Indelicato, Juan C. Morales, Sheldon Shalom, Patricia Faro and Philip Mazzella. GWH also acquired an aggregate of 450,000 shares of common stock for an aggregate purchase price of $11,250 from each of Barry Manko (250,000 shares) and Grushko & Mittman (200,000 shares).

GBT acquired an aggregate of 854,000 shares of common stock for an aggregate purchase price of $21,350 from each the following selling security holders in separate agreements listed in the SB-2: Richard Zapolski, William Grimm, Richard Volpe, Mark J. Parendo, Mitch Hershkowitz, Kristine Gentile, Robert M. J.Hartman, Danielle L. Hartman, Martin Miller, Dolores E. Miller, Dolores E. Miller a/c/f Dillon Engel, Drew Goldberg, Carol Sitte, Karen Pasteressa a/c/f, Samantha Pasteressa, Desert Green, Inc., Robert Giambrone, Anthony Giambrone, Melvin D. Bernstein, Linda Bernstein, Beth Sussman, Jeffrey Wenzel, Tracey Wenzel, Harold Sussman, Amy Sussman and Meg L. Sussman.

On July 21, 2004, the Company’s Board of Directors approved the change of the jurisdiction under which the Company is incorporated from the State of Delaware to the British Virgin Islands (“BVI”) and to reincorporate as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI. In connection with this reincorporation, the Company changed its name from “Relocate411.com, Inc.” to “China Elite Information Co., Ltd.” As a result of the reincorporation, the Company adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation. Accordingly, the par value of the Company’s preferred stock and common stock increased from $0.0001 to $0.01. All shares and per share information have been adjusted retroactively to reflect the change in par value. All shares (i) have one vote each, (ii) are subject to redemption, purchase or acquisition by the Company for fair value, and (iii) carry the right to participate equally in the assets of the Company, including any dividends, and distributions of the Company on a winding up. The rights attached to any class or series of shares may not be varied without the consent in writing of the holders of not less than three-fourths of the issued shares of that class or series and of the holders of not less than three-fourths of the issued shares of any other class or series of shares which may be affected by such variation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional equity through shareholder loans and / or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed capital or that such additional funds will be available for the Company on acceptable terms, if at all. The continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The Company’s President has verbally agreed to fund its operations for the next twelve months, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period.

Management plans to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although it does not plan to limit its options to any particular industry, management will initially target the telecom industry in the People’s Republic of China (“PRC”), including the Hong Kong market, about which Mr. Li possesses extensive experience. Currently, management is exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including operating call centers, providing telemarketing services, customer relationship management services, mobile applications, calling cards, etc. The Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in any transaction as of the date of issuance of these financial statements. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These financial statements do not include any adjustments that might result from this uncertainty.

2.  Significant Accounting Policies

Development Stage Company

The Company is considered a development stage company which is defined as such if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Long-lived Assets Impairment

Long-lived assets, such as property and equipment, are reviewed at each balance sheet date for impairment based upon the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. When events or circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value, which is included in operations.

Income Taxes

The Company accounts for income taxes under the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, amounts due to shareholders, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123).” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements.

Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. There was no effect on previously reported results of operations or total stockholders’ deficiency.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46-R, “Consolidation of Variable Interest Entities”. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. This statement does not affect the Company.

In December, 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Post retirement Benefits.” This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This statement does not affect the Company.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables.” This statement does not affect the Company.

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. This statement does not affect the Company.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128” (“EITF 03-6”). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. As currently worded in Accounting Research Bulletin 43, the term “so abnormal” was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67,” which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

3.  Note receivable

On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd. (“Teltran”), a publicly held company presently trading on the NASD OTC Pink Sheets. At that time, Some of Teltran’s stockholders and officers owned approximately 42% of the Company. The loan bore interest at 9 1/2% annually and was secured by a promissory note. Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly-owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

On March 2, 2001, the Company received preferred shares in NCTN Networks, Inc. in full settlement of the note receivable and the outstanding interest. The Company retained the warrants it received and returned all Teltran share certificates, which were held as security for the note receivable. Simultaneously, these preferred shares were exchanged as consideration for all outstanding shares and warrants in the Company held by the Company’s investors.

4.  Related Party  Transactions

Consulting agreement – The Company and Mr. Darrell Lerner, former director and President, entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner assisted the Company with various transition issues and provided other business consulting services. Under the consulting agreement, Mr. Darrell Lerner was paid an aggregate consulting fee of $150,000, payable in equal monthly installments. The Consulting Agreement expired on November 21, 2004, and, by its terms, is not renewable.

Loans form shareholders  – Loans from shareholders are unsecured, non-interest bearing and due on demand.

Control of Company  – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2004, and as of the date of issuance of these financial statements.

5.  Conflicts of Interest, Litigation and Contingencies

Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management has other interests including business interests to which he devotes his primary attention. Management may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest.

From time to time, in the normal course of business the Company may be involved in litigation. The Company’s management is not aware of any asserted or unasserted claims and therefore, feels any such proceedings to have an immaterial effect on the financial statements.

The Company’s management has not bound the Company with any contingencies other than those through the normal course of business.

6.  Income Taxes

The Company is not obligated for U.S. federal income taxes because it is a British Virgin Islands company, which is not subject to any tax.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 23, 2004, our Board of Directors dismissed Gately & Associates, LLC (“Gately”) as our independent accountant. The Board of Directors approved Clancy and Co., P.L.L.C. (“Clancy”) as our new independent accountants effective that same date. The change was recommended and approved by our Audit Committee on June 23, 2004 in response to our change in control.

The audit report of Gately on the Company’s financial statements for the most recent fiscal year ended November 30, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty. During the fiscal year ended November 30, 2003, and the subsequent interim period through June 21, 2004 (i) there were no disagreements with Gately on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gately, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on our financial statements and (ii) there were no such events as described under Item 304(a)(1)(iv) of Regulati on S-B.

On June 21, 2004, Clancy was elected to succeed Gately & Associates, LLC as our certifying accountant and retained to audit our financial statements for the year ended November 30, 2004. During the two fiscal years ended November 30, 2003, and the subsequent interim period ended June 21, 2004, our company has not consulted Clancy with respect to any of the accounting or auditing concerns stated in Item 304 (a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304 (a)(2) of Regulation S-B), we did not consult Clancy in respect to these matters during the time period detailed herein.

On July 7, 2003, the Company replaced Marvin Kirschenbaum, CPA as the independent auditor for the Company and appointed Gately & Associates as the new independent auditor for the Company.

Marvin Kirschenbaum, CPA’s report on the financial statements for the year ended November 30, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles but included an explanatory paragraph reflecting an uncertainty because the realization of a major portion of the Company’s assets is dependent upon its ability to meet its future financing requirements and the success of future operations.

During the fiscal year ended November 30, 2002 and interim period from November 30, 2002 to July 7, 2003, there have been no disagreements with Marvin Kirschenbaum, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of

Marvin Kirschenbaum, CPA would have caused them to make reference in their reports on the financial statements for such periods.

On February 14, 2002, Don Fuch, CPA resigned as the independent auditor for the Company and Marvin Kirschenbaum, CPA was appointed as the new independent auditor for the Company.

Don Fuchs, CPA’s reports on our financial statements for the fiscal years ended November 30, 2001 and November 20, 2000 and the interim period ended August 31, 2002 contains no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

For the fiscal year ended November 30, 2001 and any subsequent interim period through the resignation of Don Fuch, CPA on February 14, 2002, there have been no disagreements with Don Fuchs, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Don Fuchs, CPA would have caused them to make reference in their reports on the financial statements for such periods.

ITEM 8A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Mr. Li (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.       OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position

Li Kin Shing	46	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman of Directel Limited, a mobile virtual network operator with operations primarily in the People’s Republic of China, including the Hong Kong market. Mr. Li is also a director of International Elite Limited, one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the PRC. Mr. Li is the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People’s Republic of China. Since March 2003, he has been a director and shareholder of PacificNet Communications Limited - Macao Commercial Offshore, a joint venture between International Elite and PacificNet Management Limited, a wholly-owned subsidiary of PacificNet Inc., a public Nasdaq listed provider of information technology consulting, system integration and information technology solutions in Asia. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI) which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of on of UTStarcom’s subsidiary, UTStarcom Hong Kong Limited.

Corporate Governance

The Board

During our fiscal year ended November 30, 2003 and the interim period ended June 4, 2004, the Company’s Board consisted of a sole director, Darrell Lerner. As of May 21, 2004, Mr. Li become our sole director and Mr. Lerner resigned. In accordance with the Delaware General Corporation Law and the Company’s Certificate of Incorporation and Bylaws, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2003 and the calendar year ended December 31, 2003 and the fiscal year ended November 30, 2004 and the calendar year ended December 31, 2004, and therefore, no Board meetings were held and all resolutions were adopted by unanimous written consent.

Committees of the Board

Since the Company’s Board consists of a sole director, the Board did not establish any committees, including, but not limited to a separately-designated standing audit committee.

Policy Regarding Director Attendance At Annual Meetings

The Company does not have a formal policy regarding the Board attendance at annual meetings but the sole director attended last year’s annual meeting in his capacity as stockholder and director.

Stockholder Communications With the Board

The Board currently does not have a formal process for stockholders to send communications to the Board. Nevertheless, the Board desires that the views of stockholders are heard by the Board and that appropriate responses are provided to stockholders on a timely basis. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, stockholders wishing to normally communicate with the Board may send communications directly to our sole director, Mr. Li, at c/o DeHeng Chen Chan, LLC 225 Broadway, New York, NY, 10007; Attention: Xiaomin Chen, Esq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2004.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. We have adopted a code of ethics that applies to all employees, officers and directors, which is filed as an exhibit to this Annual Report.

ITEM 10.       EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

Darrell Lerner has been our President, Chief Executive Officer and Treasurer since inception until his resignation, effective May 21, 2004. Upon Mr. Lerner’s resignation, Mr. Li Kin Shing was appointed as our President, CEO and CFO, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2002, 2003 and 2004.

We entered into a Consulting Agreement with Darrell Lerner, our former director, officer and 10% holder, effective May 21, 2004. Under the terms of his agreement, Mr. Lerner will provide us assistance with certain post-transaction and transaction activities and transition matters in connection with the consummation of transactions whereby Jandah, GWH and GBT purchased an aggregate of 98% of our issued and outstanding capital stock as well as other matters. The Consulting Agreement was a condition to closing of the acquisition by Jandah, GWH and GBT. Pursuant to the Consulting Agreement, Mr. Lerner’s services shall be retained for a period of six months (the agreement is not renewable). Mr. Lerner will be paid an aggregate of $150,000 for services rendered under the Consulting Agreement, payable in equal monthly installments. The Consulting Agreement expired on November 21, 2004 and, by its terms, is not renewable.

Our stockholders may in the future determine to pay our directors’ fees and reimburse our directors for expenses related to their activities.

Stock Options

We did not grant stock options in the fiscal years ended November 30, 2002, 2003 or 2004 to any director or executive officer. No Executive Officer held options during the fiscal years ended November 30, 2003 and 2004.

Executive Employment Contracts

We do not currently have any employment agreements with any of our officers, nor are we planning to execute such agreements in the future.

Equity Compensation Plan Information

The Company’s has not adopted any equity compensation plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth certain information, as of the Report Date, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

Name of Beneficial Owner	Number of Shares of Common shares Beneficially Owned	Percent of Common shares Beneficially Owned

Jandah Management Limited	9,276,000	82.8%
Glory Ways Holdings Limited	846,000	7.5%
Good Business Technology Limited	854,000	7.6%
Li Kin Shing (3)	9,276,000	82.8%
All directors and executive	9,276,000	82.8%
officers as a group (1 person)

(1)
As required by regulations of the SEC, the number of shares in the table includes shares which can be purchased within 60 days, or, shares with respect to which a person may obtain voting power or investment power within 60 days. Also required by such regulations, each percentage reported in the table for these individuals is calculated as though shares that can be purchased within 60 days have been purchased by the respective person or group and are outstanding.

(2)	Pursuant to an arrangement that will result in a change of control of the Company, as described in “Change of Control” above.

(3)
On May 21, 2004, Mr. Li was appointed as the president of the Company upon Mr. Lerner’s resignation as President, Chief Executive Officer, Treasurer and director. Under SEC rules, Mr. Li is considered to be the indirect beneficial owner of the shares held by Jandah Management Limited, since he is the sole shareholder of Jandah Management Limited and as such, possesses sole investment and voting power over the Company’s shares held by it.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement with Darrell Lerner

We entered into a Consulting Agreement with Darrell Lerner, our former director, officer and 10% holder, effective May 21, 2004. Under the terms of his agreement, Mr. Lerner will provide us assistance with certain post-transaction and transaction activities and transition matters in connection with the consummation of transactions whereby certain third party purchasers are contemplated to purchase an aggregate of 98% of our issued and outstanding capital stock as well as other matters. Pursuant to the Consulting Agreement, Mr. Lerner’s services shall be retained for a period of six months (the agreement is not renewable). Mr. Lerner will be paid an aggregate of $150,000 for services rendered under the Consulting Agreement, payable in equal monthly installments. The Consulting Agreement expired on November 21, 2004 and, by its terms, is not renewable.

Although we have no present intention to do so, we may, in the future, enter into other transactions and agreements relating to our business with our directors, officers, principal stockholders and other affiliates. We intend for all such transactions and agreements to be on terms no less favorable to us than those obtainable from unaffiliated third parties on an arm’s-length basis. In addition, the approval of a majority of our disinterested directors will be required for any such transactions or agreements. As set forth above, we do not anticipate any related party transactions in the next 12 months. Nevertheless, should any related party transactions occur while there are no disinterested board members, Li Kin Shing our sole director and officer, shall continue to have the sole vote and we shall rely on his integrity, good judgment, and fiduciary duties to make a fair and equitable decision on our behalf and one behalf of our stockholders.

Until May 21, 2004, we used office space in a building located at 142 Mineola Avenue, Roslyn, New York. The primary tenant was Darrell Lerner, our President. The lease for such premises is in the name of International Global Communications, Inc., a company owned by Byron Lerner, one of our shareholders and the father of Darrell Lerner, our sole officer and director. The lease provides for monthly rental payments of $475 and expired February 28, 2003. There was an extension period that commenced March 1, 2003 until February 28, 2004 at the rate of $500 per month.

We have no plans to issue any additional securities to management, promoters, affiliates or associates at the present time. If our Board of Directors adopts an employee stock option or pension plan, we may issue additional shares according to the terms of this plan. Although we have a very large amount of authorized but un-issued common stock, we intend to reserve this stock to implement our plan of operations to pursue telecom opportunities in the PRC, including Hong Kong. We may attempt to use shares as consideration, instead of cash. We may issue shares if we engage in a merger or acquisition or we may issued shares as consideration for services rendered to us or in other transactions in the normal course of business. In such a case, an indeterminate amount of unissued stock may be issued by us. We currently have no plans to acquire or merge with another company.

We have no present intention of acquiring any assets by any promoter, management or their affiliates or associates.

There are no arrangements or agreements between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence our affairs. In the future, we will present all possible transactions between the Company and its officers, directors or 5% stockholders, and their affiliates to the Board of Directors for its consideration and approval. Any such transaction will require approval by a majority of the directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

ITEM 13.       EXHIBITS

The following documents are filed as part of this report:

EXHIBIT	DESCRIPTION

3.1	Articles of Continuation of China Elite Information Co., Ltd.*

3.2	Memorandum of Association of China Elite Information Co., Ltd.*

3.3	Articles of Association of China Elite Information Co., Ltd.*

3.4	Certificate of Transfer of Relocate 411.com, Inc.*

10.1	Stock Purchase Agreement, dated as of May 21, 2004, by and among Jandah Management Limited, Darrel Lerner, Byron Lerner and James Tubbs.**

10.2	Form of Common Stock Purchase Agreement with Glory Way Holdings Limited.**

10.3	Form of Common Stock Purchase Agreement with Good Business Technology Limited.**

10.4	Form of Common Stock Purchase Agreement between Glory Way Holdings Limited and each of Barry Manko and Grushko & Mittman.**

10.5	Consulting Agreement, dated as of May 21, 2004, by and between the Company and Darrell Lerner.**

14	The Code of Ethics of China Elite Information Co., Ltd.#

16	Letter from Gately & Associates, LLC Re: Change in Certifying Accountant.***

23.1	Consent of Gately & Associates, LLC.#

23.2	Consent of Clancy and Co., P.L.L.C.#

31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

# Filed herewith.
32

* Filed as an exhibit to the Current Report on Form 8-K, dated August 12, 2004, filed on August 17, 2004 and incorporated herein by reference.

** Filed as an exhibit to the Current Report on Form 8-K, dated May 21, 2004, filed on May 25, 2004 and incorporated herein by reference.

*** Filed as an exhibit to the Current Report on Form 8-K, dated June 23, 2004, filed on June 25, 2004 and incorporated herein by reference.

 ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our periodic and other reports filed with the SEC were $11,241 and $1,600 for the years ended November 30, 2004 and 2003, respectively.

Audit-Related Fees - None

Tax Fees - None.

All Other Fees - None

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor for the year ended November 30, 2004. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2004.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: March 15, 2005	By	/s/ Li Kin Shing
—————————————————
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	March 15, 2005
——————————	(Principal Executive Officer and
Li Kin Shing	Principal Financial and Accounting Officer)
34