Form 10QSB
period 2005-02-28
China Elite Information Co., Ltd.
filed 2005-04-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number: 000-25591

CHINA ELITE INFORMATION CO ., LTD.

(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, NY, NY	10007

(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 15, 2005, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD . FORM 10-QSB FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 INDEX

PART I. FINANCIAL INFORMATION Item 1. Financial Statements CHINA ELITE INFORMATION CO. , LTD. (A Development Stage Company) INTERIM BALANCE SHEET (Unaudited) As of February 28, 2005

(Expressed in U.S. Dollars)

ASSETS	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$24,433
Loans from shareholder	218,498

Total current liabilities	242,931

Commitments and Contingencies	—

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; Issued and outstanding: none	—
Common stock: $0.01 par value; 50,000,000 shares authorized; Issued and outstanding: 11,200,000	112,000
Additional paid in capital	154,465
Deficit accumulated during the development stage	(509,396)

Total stockholders’ deficiency	(242,931)

Total liabilities and stockholders’ deficiency	$—

See condensed notes to financial statements.
1

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended February 28, 2005 and 2004, and
for the period from inception (December 19, 1997) to February 28, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	2005	2004

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	406,640	13,873	1,522

Total general and administrative expenses	588,528		1,522

Operating loss	(588,528)	(13,873)	(1,522)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	—	—

Net loss	$(509,396)	$(13,873)	$(1,522)

Basic and diluted net loss per share		$—	$—

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to financial statements.
2

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended February 28, 2005 and 2004, and
for the period from inception (December 19, 1997) to February 28, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	2005	2004

Cash flows from operating activities
Net loss	$(509,396)	$(13,873)	$(1,522)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	375
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
Increase (decrease) in accounts payable and accrued expenses	24,433	43	(4,631)

Net cash flows used in operating activities	(425,081)	(13,830)	(5,778)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Proceeds from loans payable	232,895	13,830	—
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	436,546	13,830	—

Increase (decrease) in cash and cash equivalents	—	—	(5,778)

Cash and cash equivalents, beginning of period	—	—	9,092

Cash and cash equivalents, end of period	$—	$—	$3,314

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

See condensed notes to financial statements.
3

CHINA ELITE INFORMATION CO., LTD. (A Development Stage Company) NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2004 included in its Annual Report on Form 10-KSB.

NOTE 2  – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

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

NOTE 3 –  RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $218,498 at February 28, 2005 represents a serires of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

4

Item 2.            Management’s Discussion and Analysis or Plan of Operations

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

Management’s Plan of Operation

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

The management of the Company endeavors to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although the Company does not plan to limit its options to any particular industry, the Company will initially target the telecom industry in the People’s Republic of China (“PRC”), including the Hong Kong market, about which Mr. Li possesses extensive experience. Currently, the Company is exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including operating call centers, providing telemarketing services, customer relationship management services, mobile applications, calling cards, etc.

The management believes that, through the prospective mergers and acquisitions in the PRC, the Company could accelerate its developing pace and benefit from the vast opportunities brought by

5

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

6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31 - Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None
7

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: April 15, 2005	By	/s/ Li Kin Shing

Li Kin Shing
President and Chief Executive Officer
8