Form 10QSB
period 2005-05-31
China Elite Information Co., Ltd.
filed 2005-07-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

|_|	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number: 000-25591

CHINA ELITE INFORMATION CO., LTD.
(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS (State or other jurisdiction of incorporation or organization)	11-3462369 (IRS Employer Identification No.)

c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, NY, NY (Address of Principal Executive Offices)	10007 (Zip Code)

(212) 608-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 15, 2005, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

CHINA ELITE INFORMATION CO., LTD.
FORM 10-QSB
FOR THE THREE MONTHS ENDED MAY 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM BALANCE SHEET
(Unaudited)
May 31, 2005

(Expressed in U.S. Dollars)

ASSETS	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$10,843
Loans from shareholder	251,948

Total current liabilities	262,791

Commitments and Contingencies	—

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: none	—
Common stock: $0.01 par value; 50,000,000 shares authorized;
issued and outstanding: 11,200,000	112,000
Additional paid in capital	154,465
Deficit accumulated during the development stage	(529,256)

Total stockholders’ deficiency	(262,791)

Total liabilities and stockholders’ deficiency	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and six months ended May 31, 2005 and 2004
and for the period from inception (December 19, 1997) to May 31, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	Six months ended May 31,		Three months ended May 31,
		2005	2004	2005	2004

Revenues	$—	$—	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—	—	—
General and administrative	426,500	33,733	13,791	19,860	12,144

Total general and administrative expenses	608,388	33,733	13,791	19,860	12,144

Operating loss	(608,388)	(33,733)	(13,791)	(19,860)	(12,144)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—	—	—
Interest expense	(53,956)	—	—	—	—
Interest income	134,561	—	—	—	—

Total other income (expense)	79,132	—	—	—	—

Net loss	$(529,256)	$(33,733)	$(13,791)	$(19,860)	$(12,144)

Basic and diluted net loss per share		$—	$—	$—	$—

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended May 31, 2005 and 2004
and for the period from inception (December 19, 1997) to May 31, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	Six months ended May 31,
		2005	2004

Cash flows from operating activities
Net loss	$(529,256)	$(33,733)	$(13,791)

Adjustments to reconcile net loss to net cash flows used in
operating activities
Depreciation and organization costs	11,492	—	750
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
Increase (decrease) in accounts payable and accrued expenses	10,843	(13,547)	3,949

Net cash flows used in operating activities	(458,531)	(47,280)	(9,092)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	266,345	47,280	—
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	469,996	47,280	—

Increase (decrease) in cash and cash equivalents	—	—	(9,092)

Cash and cash equivalents, beginning of period	—	—	9,092

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. The adoption of SFAS No. 123R and SAB 107 does not currently have any impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional equity through shareholder loans and/or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed capital or that such additional funds will be available for the Company on acceptable terms, if at all. The Company’s President has verbally agreed to fund its operations for the next twelve months, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

Management’s plans are to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although the Company does not plan to limit its options to any particular industry, the Company will initially target the telecom industry in the People’s Republic of China (“PRC”), including the Hong Kong market. Currently, the Company is exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including (but not limited to) operating call centers, providing telemarketing services, customer relationship management services, mobile applications and calling cards.

To meet these objectives, the Company plans to seek potential merger candidates, expects to raise additional capital, through private equity and/or debt investment, in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $251,948 on May 31, 2005 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

Item 2. Management’s Discussion and Analysis or Plan of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate”, “expect”,

“intend”, “plan”, “will”, “the Company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business in targeted industry and/or a targeted geographic region; (iii) the Company’s ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

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

The management of the Company endeavors to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although the Company does not plan to limit its options to any particular industry, the Company will initially target the telecom industry in the People’s Republic of China (“PRC”), including the Hong Kong market. Currently, the Company is exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including (but not limited to) operating call centers, providing telemarketing services, customer relationship management services, mobile applications, and calling cards.

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

Capital Resources and Liquidity

The Company does not currently have any cash in bank, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company has no revenues and its need for capital may change dramatically if it acquires a suitable business opportunity during that period. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                   None.

Item 2. Changes in Securities

                   None.

Item 3. Defaults Upon Senior Securities

                   None.

Item 4. Submission of Matters to a Vote of Security Holders

                   None.

Item 5. Other Information

                   None.

Item 6. Exhibits

(a)	Exhibits:

Exhibit 31 — Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2005	CHINA ELITE INFORMATION CO., LTD. By /s/ Li Kin Shing —————————————— Li Kin Shing President and Chief Executive Officer