Form 10QSB
period 2005-08-31
China Elite Information Co., Ltd.
filed 2005-10-14
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2005

[_]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No [_]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 14, 2005, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [__] No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-QSB

FOR THE THREE MONTHS ENDED AUGUST 31, 2005

INDEX

Page

Number

PART	I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	August 31, 2005 (Unaudited)	November 30, 2004 (Audited)

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$5,067	$24,390
Loans from shareholder	265,704	204,668
Total current liabilities	270,771	229,058

Commitments and Contingencies	—	—

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(537,236)	(495,523)
Total stockholders’ deficiency	(270,771)	(229,058)

Total liabilities and stockholders’ deficiency	$—	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three and nine months ended August 31, 2005 and 2004 and for the period from inception (December 19, 1997) to August 31, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	Nine months ended August 31,		Three months ended August 31,
		2005	2004	2005	2004

Revenues	$—	$—	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—	—	—
General and administrative	434,480	41,713	137,665	7,980	123,874
Total general and administrative expenses	616,368	41,713	137,665	7,980	123,874

Operating loss	(616,368)	(41,713)	(137,665)	(7,980)	(123,874)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—	—	—
Interest expense	(53,956)	—	—	—	—
Interest income	134,561	—	—	—	—
Total other income (expense)	79,132	—	—	—	—

Net loss	$(537,236)	$(41,713)	$(137,665)	$(7,980)	$(123,874)

Basic and diluted net loss per share		$—	$(0.01)	$—	$(0.01)

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended August 31, 2005 and 2004

and for the period from inception (December 19, 1997) to August 31, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	Nine months ended August 31,
		2005	2004

Cash flows from operating activities
Net loss	$(537,236)	$(41,713)	$(137,665)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	1,125
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
Increase (decrease) in accounts payable and accrued expenses	5,067	(19,323)	45,202
Net cash flows used in operating activities	(472,287)	(61,036)	(91,338)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—
Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	280,101	61,036	82,246
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—
Net cash flows provided by financing activities	483,752	61,036	82,246

Increase (decrease) in cash and cash equivalents	—	—	(9,092)

Cash and cash equivalents, beginning of period	—	—	9,092

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—
Loans payable converted to additional paid in capital	$14,397	$—	$—

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

Loss Per Share

Basic earnings or (loss) per share (“EPS”) is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional equity through shareholder loans and/or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed capital or that such additional funds will be available for the Company on acceptable terms, if at all. The Company’s President has orally agreed to fund its operations for the next twelve months, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $265,704 at August 31, 2005 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate”, “expect”, “intend”, “plan”, “will”, “the Company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business in targeted industry and/or a targeted geographic region; (iii) the Company’s ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

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

The Company has no current plans to (i) purchase or sell of any plant or equipment, (ii) change the number of employees, or (iii) incur any significant research and development expenses. The Company’s plans may change if it is able to identify and acquire a suitable business acquisiton.

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three and nine months ended August 31, 2005 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, at the end of the period covered by this report the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or

15d-15(e) under the Exchange Act). Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

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

CHINA ELITE INFORMATION CO., LTD.

Date: October 14, 2005	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer