Form 10KSB
period 2005-11-30
China Elite Information Co., Ltd.
filed 2006-03-01
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number: 000-25591

CHINA ELITE INFORMATION CO., LTD.

(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, NY, NY	10007

(Address of Principal Executive Offices)	(Zip Code)

(212) 608-6500

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

Revenues for the year ended November 30, 2005: $0

As of February 27, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of February 27, 2006, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐  No ☒

CHINA ELITE INFORMATION CO., LTD. FORM 10-KSB FOR THE YEAR ENDED NOVEMBER 30, 2005 INDEX

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate”, “expect”, “intend”, “plan”, “will”, “the Company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

PART I

Item 1.       Description of Business

China Elite Information Co., Ltd., formerly known as Relocate 411.com, Inc., was initially organized under the laws of the State of Delaware on December 19, 1997 under the name of Stateside Fundings, Inc.

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

Our History

On December 19, 1997, we were organized in the State of Delaware under the name of Stateside Fundings, Inc. We initially adopted a fiscal year ending November 30. On January 26, 2000, the stockholders of Relocate411.com, Inc., a New York corporation, completed a merger and stock exchange with us. At the same time as the merger, we issued 5,175,000 shares of our common stock pursuant to a private placement offering and received net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 shares of our common stock from our founder. As part of the merger and stock exchange, we issued 6,600,000 shares of our common stock to the shareholders of Relocate411.com, Inc, (New York corporation) in exchange for receiving all of the shares (66 shares) of Relocate411.com, Inc. Relocate411.com, Inc. became our wholly owned subsidiary. On January 27, 2000, we filed a certificate of amendment changing our name to Relocate411.com, Inc.

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

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs, for an aggregate purchase price of $307,500. Darrell Lerner retained 224,000 shares of common stock. As a condition to closing, the Company and Mr. Darrell Lerner entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner assisted the Company with various transition issues and provide other business consulting services. Under this consulting agreement, Mr. Darrell Lerner was paid an aggregate consulting fee of $150,000.

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

On July 21, 2004, our Board of Directors approved the change of the jurisdiction under which the Company is incorporated from the State of Delaware to the British Virgin Islands (“BVI”) and to reincorporate as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI. In connection with this reincorporation, we changed our name from “Relocate 411.com, Inc.” to “China Elite Information Co., Ltd.” As a result of the reincorporation, we adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation.

Our Business

During the past year, our management has endeavored to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders. Although we do not plan to limit our options to any particular industry, we will initially target the telecom industry in the People’s Republic of China (“PRC”), including the Hong Kong market. Currently, we are exploring a possible transaction with various telecom operators in the PRC. These telecom providers are principally engaged in selling and distribution of telecom services and provision of value-added services, including (but not limited to) operating call centers, providing telemarketing services, customer relationship management services, mobile applications and calling cards.

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

We have no current plans to (i) purchase or sell any plant or equipment, (ii) change the number of employees, or (iii) incur any significant research and development expenses. Our plans may change if we are able to identify and acquire a suitable business acquisition.

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

Employees

We will employ people as we continue to implement our plan of operation.

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

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended November 30, 2005.

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for our securities. We intend to seek a market maker to apply for a listing on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Number of Shareholders as of November 30, 2005 – 13.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of February 27, 2006, we had a total of 11,200,000 common shares outstanding and as of February 27, 2006, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below). Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the Prior Selling security holders and 854,000 shares of our common stock acquired by GBT from the Prior Selling security holders. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Act. The 151,400 shares beneficially held by Darrell Lerner may be sold under Rule 144(k) of the Act, as more fully described below.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs. These shares were acquired by Jandah from affiliates of the Company in a private transaction and, therefore, have become eligible for resale under Rule 144 on May 21, 2005.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, would equal approximately 120,000 shares as of the date of this prospectus; or

2.	The average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.
5

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

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2005 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7. Financial Statements INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Elite Information Co., Ltd.

We have audited the accompanying balance sheets of China Elite Information Co., Ltd., a development stage company, (the “Company”) as of November 30, 2005 and 2004, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended, and for the period from inception (December 19, 1997) to November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from inception to November 30, 2003 in the statements of stockholders’ deficiency, operations and cash flows, which were audited by other auditors whose report, dated December 22, 2003, expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception to November 30, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Clancy and Co., P.L.L.C. Phoenix, Arizona January 27, 2006
F-1

CHINA ELITE INFORMATION CO., LTD. (a development stage company) BALANCE SHEETS AS OF NOVEMBER 30, 2005 AND 2004

(Expressed in U.S. Dollars)	2005	2004

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$15,284	$24,390
Loans from shareholder	266,862	204,668

Total current liabilities	282,146	229,058

Commitments and Contingencies	—	—

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(548,611)	(495,523)

Total stockholders’ deficiency	(282,146)	(229,058)

Total liabilities and stockholders’ deficiency	$—	$—

The accompanying notes are an integral part of these financial statements.
F-2

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	2005	2004

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	445,855	53,088	234,650

Total general and administrative expenses	627,743	53,088	234,650

Operating loss	(627,743)	(53,088)	(234,650)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	(1,473)
Write off liabilities	—	—	6,525
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	—	5,052

Net loss	$(548,611)	$(53,088)	$(229,598)

Basic and diluted net loss per share		$—	$(0.02)

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.
F-3

CHINA ELITE INFORMATION CO., LTD. (a development stage company) STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2005

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
F-4

CHINA ELITE INFORMATION CO., LTD. (a development stage company) STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2005

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of shares in private placement for cash Reg D, Rule 506, September 7, 2002 ($0.025 per share)	1,000,000	10,000	15,000	—	25,000

Issuance of shares as stock compensation for legal fees, September 7, 2002 ($0.02 per share)	250,000	2,500	2,500	—	5,000

Net loss	—	—	—	(15,780)	(15,780)

Balance – November 30, 2002	18,265,000	182,650	69,418	(247,498)	4,570

Net loss	—	—	—	(18,427)	(18,427)

Balance – November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	—	—

Loans payable converted to additional paid in capital	—	—	14,397	—	14,397

Net loss	—	—	—	(229,598)	(229,598)

Balance – November 30, 2004	11,200,000	112,000	154,465	(495,523)	(229,058)

Net loss	—	—	—	(53,088)	(53,088)

Balance – November 30, 2005	11,200,000	$112,000	$154,465	$(548,611)	$(282,146)

The accompanying notes are an integral part of these financial statements.
F-5

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2005

(Expressed in U.S. Dollars)	Cumulative from inception	2005	2004

Cash flows from operating activities
Net loss	$(548,611)	$(53,088)	$(229,598)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	1,500
Loss on disposal of property and equipment	1,473	—	1,473
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
Increase (decrease) in accounts payable and accrued expenses	15,284	(9,106)	12,865

Net cash flows used in operating activities	(473,445)	(62,194)	(213,760)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	281,259	62,194	204,668
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	484,910	62,194	204,668

Increase (decrease) in cash and cash equivalents	—	—	(9,092)

Cash and cash equivalents, beginning of period	—	—	9,092

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$14,397

The accompanying notes are an integral part of these financial statements.
F-6

CHINA ELITE INFORMATION CO., LTD.

(A development stage company) Notes to Financial Statements November 30, 2005 (Expressed in U.S. Dollars)

1.  Business Formation and Continuance of Operations

Business Formation

China Elite Information Co., Ltd. (formerly known as “Relocate411.com, Inc.” and “Stateside Fundings, Inc.”) was originally organized under the laws of the State of Delaware on December 19, 1997.

On January 26, 2000, the stockholders of Relocate411.com, Inc., a New York corporation incorporated on August 24, 1999 (“Relocate”), completed a merger and stock exchange with Stateside Fundings, Inc., a Delaware Corporation (“Stateside”), resulting in a recapitalization of Stateside, the acquirer. Relocate merged into Stateside and Stateside acquired all of the assets and liabilities of Relocate. Under the terms of the Merger Agreement, each share of Relocate common stock converted into one hundred thousand shares of Stateside common stock. Contemporaneously with the merger, Stateside issued 5,175,000 shares of its common stock pursuant to a private placement offering and received net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 shares of common stock from the founder of Stateside. As part of the merger and stock exchange, Stateside issued 6,600,000 shares of common stock to the shareholders of Relocate in exchange for receiving all of the shares (66 shares) held by the shareholders of Relocate and Relocate became the Company’s wholly-owned subsidiary. For accounting purposes, the financial statements became that of Stateside, the entity that survived the merger. On January 27, 2000, Stateside filed a certificate of amendment changing the Company’s name to “Relocate411.com, Inc.”

On May 21, 2004, Jandah Management Limited (“Jandah”), Glory Way Holdings, Limited (“GWH”) and Good Business Technology Limited (“GBT”), each a corporation organized under the laws of the British Virgin Islands, entered into privately negotiated transactions with the stockholders of Relocate to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000. In connection with, and as a condition to the closing of these stock purchase transactions, Darrell Lerner, the Company’s former Director and President, resigned as the sole officer of the Company effective as of May 21, 2004, and pursuant to the Company’s Bylaws and applicable SEC regulations, Mr. Lerner appointed Li Kin Shing (“Mr. Li”), the sole shareholder of Jandah, as the President of the Company and, effective as of June 4, 2004, as sole director of the board.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrell Lerner, Byron Lerner and James Tubbs, for an aggregate purchase price of $307,500. Darrell Lerner retained 224,000 shares of common stock. As a condition to closing, the Company and Mr. Darrell Lerner entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner assisted the Company with various transition issues and provided other business consulting services. Under the consulting agreement, Mr. Darrell Lerner was paid an aggregate consulting fee of $150,000, payable in equal monthly installments. Mr. Li is considered to be the indirect beneficial owner of the shares held by Jandah Management Limited, since he is the sole shareholder of Jandah Management Limited and as such, possesses sole investment and voting power over the Company’s shares held by it. GWH acquired 846,000 shares of common stock for an aggregate purchase price of $21,150, and GBT acquired an aggregate of 854,000 shares of common stock for an aggregate purchase price of $21,350 from certain shareholders pursuant to various selling shareholder agreements.

On July 21, 2004, the Company’s Board of Directors approved the change of the jurisdiction under which the Company is incorporated from the State of Delaware to the British Virgin Islands (“BVI”) and to reincorporate as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI. In connection with this reincorporation, the Company changed its name from “Relocate 411.com, Inc.” to “China Elite Information Co., Ltd.” As a result of the reincorporation, the Company adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation. Accordingly, the par value of the Company’s preferred stock and common stock increased from $0.0001 to $0.01. All shares and per share information have been adjusted retroactively to reflect the change in par value. All shares (i) have one vote each, (ii) are subject to redemption, purchase or acquisition by the Company for fair value, and (iii) carry the right to participate equally in the assets of the Company, including any dividends, and distributions of the Company on a winding up. The rights attached to any class or series of shares may not be varied without the consent in writing of the holders of not less than three-fourths of the issued shares of that class or series and of the holders of not less than three-fourths of the issued shares of any other class or series of shares which may be affected by such variation.

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation charged to operations for the years ended November 30, 2005 and 2004, and the period from inception to November 30, 2005, was $0, $1,500 and $11,492, respectively.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We do not believe the adoption of SFAS 123R will have a material impact on our financial statements.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We expect to adopt this new standard during fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

3.  Note receivable

On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd. (“Teltran”), a publicly held company presently trading on the NASD OTC Pink Sheets. At that time, Some of Teltran’s stockholders and officers owned approximately 42% of the Company. The loan bore interest at 9.5% annually and was secured by a promissory note. Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly-owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

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

Control of Company  – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2005, and as of the date of issuance of these financial statements.

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

During the fiscal years ended November 30, 2005 and 2004, and to date, the Company uses office space in a building located at 225 Broadway, Suite 1910, New York, New York 10007. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

6.  Income Taxes

The Company is not obligated for U.S. federal income taxes because it is a British Virgin Islands company, which is not subject to any tax.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Procedures

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

Changes in Internal Controls

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Item 8B.    Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position

Li Kin Shing	47	CEO; President; Director
21

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

Corporate Governance

The Board

During our fiscal year ended November 30, 2005, Company’s Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Certificate of Incorporation and Bylaws, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2005 and the calendar year ended December 31, 2005, and therefore, no Board meetings were held and all resolutions were adopted by unanimous written consent.

Committees of the Board

Since the Company’s Board consists of a sole director, the Board did not establish any committees, including, but not limited to a separately-designated standing audit committee. Currently, the Company’s Board of Directors acts as the audit committee

Policy Regarding Director Attendance At Annual Meetings

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2005.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions. However, we have adopted a code of ethics that applies to all employees, officers and directors.

Item 10.    Executive Compensation

Compensation of Directors and Executive Officers

Darrell Lerner has been our President, Chief Executive Officer and Treasurer since inception until his resignation, effective May 21, 2004. Upon Mr. Lerner’s resignation, Mr. Li Kin Shing was appointed as our President, CEO and CFO, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2003, 2004 and 2005.

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

Stock Options

We did not grant stock options in the fiscal years ended November 30, 2003, 2004 or 2005 to any director or executive officer. No Executive Officer held options during the fiscal years ended November 30, 2004 and 2005.

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

Name of Beneficial Owner	Number of Shares of Common shares Beneficially Owned	Percent of Common shares Beneficially Owned

Jandah Management Limited	9,276,000	82.8%
Glory Ways Holdings Limited	846,000	7.5%
Good Business Technology Limited	854,000	7.6%
Li Kin Shing (3)	9,276,000	82.8%
All directors and executive officers as a group (1 person)	9,276,000	82.8%
24

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

Item 12.    Certain Relationships and Related Transactions

As of November 30, 2005, the Company has received unsecured and non-interest bearing loans totaling $266,862 from Jandah Management Limited, which Mr. Li is the sole shareholder. The loans are due on demand.

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

Item 13.    Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description

3.1	Articles of Continuation of China Elite Information Co., Ltd.*

3.2	Memorandum of Association of China Elite Information Co., Ltd.*

3.3	Articles of Association of China Elite Information Co., Ltd.*

3.4	Certificate of Transfer of Relocate 411.com, Inc.*

10.1	Stock Purchase Agreement, dated as of May 21, 2004, by and among Jandah Management Limited, Darrel Lerner, Byron Lerner and James Tubbs.**

10.2	Form of Common Stock Purchase Agreement with Glory Way Holdings Limited.**

10.3	Form of Common Stock Purchase Agreement with Good Business Technology Limited.**

10.4	Form of Common Stock Purchase Agreement between Glory Way Holdings Limited and each of Barry Manko and Grushko & Mittman.**
26

14	The Code of Ethics of China Elite Information Co., Ltd.***

31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

#	Filed herewith.

*	Filed as an exhibit to the Current Report on Form 8-K, dated August 12, 2004, filed on August 17, 2004 and incorporated herein by reference.

**	Filed as an exhibit to the Current Report on Form 8-K, dated May 21, 2004, filed on May 25, 2004 and incorporated herein by reference.

***	Filed as an exhibit to the Form 10-KSB for the fiscal year ended November 30, 2004, filed on March 15, 2005 and incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Audit Fees - The aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our periodic and other reports filed with the SEC were $18,300 and $11,241 for the years ended November 30, 2005 and 2004, respectively.

Audit-Related Fees - None

Tax Fees - None.

All Other Fees - None

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor for the year ended November 30, 2005. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2005.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: February 27, 2006	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	February 27, 2006
Li Kin Shing

