Form 10QSB
period 2006-02-28
China Elite Information Co., Ltd.
filed 2006-04-17
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 17, 2006, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-QSB

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Expressed in U.S. Dollars)	February 28, 2006 (Unaudited)	November 30, 2005 (Audited)

ASSETS
Current Assets
Prepayment	$263	$—
Total current assets	263	—

Total assets	$263	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$15,433	$15,284
Loans from shareholder	280,963	266,862
Total current liabilities	296,396	282,146

Commitments and Contingencies	—	—

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(562,598)	(548,611)
Total stockholders’ deficiency	(296,133)	(282,146)

Total liabilities and stockholders’ deficiency	$263	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended February 28, 2006 and 2005, and

for the period from inception (December 19, 1997) to February 28, 2006

(Expressed in U.S. Dollars)	Cumulative from inception	2006	2005

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	459,842	13,987	13,873
Total general and administrative expenses	641,730	13,987	13,873

Operating loss	(641,730)	(13,987)	(13,873)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—
Total other income (expense)	79,132	—	—

Net loss	$(562,598)	$(13,987)	$(13,873)

Basic and diluted net loss per share		$—	$—

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended February 28, 2006 and 2005, and

for the period from inception (December 19, 1997) to February 28, 2006

(Expressed in U.S. Dollars)	Cumulative from inception	Three months ended February 28,
		2006	2005

Cash flows from operating activities
Net loss	$(562,598)	$(13,987)	$(13,873)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(263)	(263)	—
Increase (decrease) in accounts payable and accrued expenses	15,433	149	43
Net cash flows used in operating activities	(487,546)	(14,101)	(13,830)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—
Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	295,360	14,101	13,830
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—
Net cash flows provided by financing activities	499,011	14,101	13,830

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—
Loans payable converted to additional paid in capital	$14,397	$—	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2005 included in its Annual Report on Form 10-KSB.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $280,963 at February 28, 2006 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 28, 2006 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 17, 2006	By /s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer