Form 10QSB
period 2006-05-31
China Elite Information Co., Ltd.
filed 2006-07-14
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July __, 2006, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-QSB

FOR THE THREE MONTHS ENDED MAY 31, 2006

INDEX

Page

Number

PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
Interim Balance Sheet	1
Interim Statements of Operations	2
Interim Statements of Cash Flows	3
Notes to Interim Financial Statements	4
Item 2.	Management’s Discussion and Analysis or Plan of Operations	5
Item 3.	Controls and Procedures	6
PART II.	OTHER INFORMATION	7
Item 1.	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
SIGNATURES	8

PART	I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Expressed in U.S. Dollars)	May 31, 2006 (Unaudited)	November 30, 2005 (Audited)

ASSETS
Current Assets
Prepayment	$175	$—

Total current assets	175	—

Total assets	$175	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$4,901	$15,284
Loans from shareholder	299,110	266,862

Total current liabilities	304,011	282,146

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized;
issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(570,301)	(548,611)

Total stockholders’ deficiency	(303,836)	(282,146)

Total liabilities and stockholders’ deficiency	$175	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three and six months ended May 31, 2006 and 2005, and for the period from inception (December 19, 1997) to May 31, 2006

	Cumulative from	Six months ended May 31,		Three months ended May 31,
(Expressed in U.S. Dollars)	inception	2006	2005	2006	2005

Revenues	$—	$—	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—	—	—
General and administrative	467,545	21,690	33,733	7,703	19,860

Total general and administrative expenses	649,433	21,690	33,733	7,703	19,860

Operating loss	(649,433)	(21,690)	(33,733)	(7,703)	(19,860)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—	—	—
Interest expense	(53,956)	—	—	—	—
Interest income	134,561	—	—	—	—

Total other income (expense)	79,132	—	—	—	—

Net loss	$(570,301)	$(21,690)	$(33,733)	$(7,703)	$(19,860)

Basic and diluted net loss per share		$—	$—	$—	$—

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the three and six months ended May 31, 2006 and 2005, and for the period from inception (December 19, 1997) to May 31, 2006

	Cumulative from	Six months ended May 31,
(Expressed in U.S. Dollars)	inception	2006	2005

Cash flows from operating activities

Net loss	$(570,301)	$(21,690)	$(33,733)

Adjustments to reconcile net loss to net cash flows
used in operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(175)	(175)	—
Increase (decrease) in accounts payable and accrued expenses	4,901	(10,383)	(13,547)

Net cash flows used in operating activities	(505,693)	(32,248)	(47,280)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	313,507	32,248	47,280
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	517,158	32,248	47,280

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

====================================================================

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

Loss Per Share

Basic earnings or (loss) per share (“EPS”) is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share". Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

To meet these objectives, the Company plans to seek potential merger candidates and expects to raise additional capital, through private equity and/or debt investment, in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $299,110 at May 31, 2006 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended May 31, 2006 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: July 14, 2006	By	/s/ Li Kin Shing
---------------------------------------------
Li Kin Shing
President and Chief Executive Officer