Form 10KSB
period 2006-11-30
China Elite Information Co., Ltd.
filed 2007-03-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2006

[_]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______

Commission file number: 000-25591

CHINA ELITE INFORMATION CO., LTD.

-----------------------------------------------------------------------------

(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS --------------------------------------------	11-3462369 --------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, NY, NY	10007
------------------------------------------------------------------------------------------	--------------
(Address of Principal Executive Offices)	(Zip Code)

(212) 608-6500

----------------------------------------------------------------------

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

Revenues for the year ended November 30, 2006: $0

As of March 15, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of March 15, 2007, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference:

None.

Transitional Small Business Disclosure Format (Check one): Yes [_]	No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-KSB

FOR THE YEAR ENDED NOVEMBER 30, 2006

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

On July 21, 2004, our Board of Directors approved the change of the jurisdiction under which the Company was incorporated from the State of Delaware to the British Virgin Islands (“BVI”) and reincorporated as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI. In connection with this reincorporation, we changed our name from “Relocate 411.com, Inc.” to “China Elite Information Co., Ltd.” As a result of the reincorporation, we adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation.

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

Employees

We currently employ consultants or other professionals as necessary to implement our plan of operation. We will employ additional people as we continue to implement our plan of operation. None of our consultants are covered by a collective bargaining agreement and we believe that our relationship with our consultants is satisfactory.

Item 2.	Description of Properties

We currently use office space in a building located at c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, New York, New York 10007. We do not have a formal lease with DeHeng Chen Chan. We have no available cash to invest in real estate, real estate mortgages and/or securities or other interests in persons primarily engaged in real estate activities. If we identify and acquire a suitable business opportunity, we may change this investment policy without a vote of our shareholders. Any suitable business that we may acquire will primarily be for income, although we do reserve the right to acquire any such suitable business for possible capital gain.

Item 3.	Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended November 30, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for our securities. We intend to seek a market maker to apply for a listing on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Number of Shareholders as of November 30, 2006 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of March 15, 2007, we had a total of 11,200,000 common shares outstanding and as of March 15, 2007, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below). Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the Prior Selling security holders and 854,000 shares of our common stock acquired by GBT from the Prior Selling security holders. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Act.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs. These shares were acquired by Jandah from affiliates of the Company in a private transaction and, therefore, became eligible for resale under Rule 144 on May 21, 2005.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of March 15, 2007; or

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

The Company has no current plans to (i) purchase or sell any plant or equipment, (ii) change the number of employees, or (iii) incur any significant research and development expenses. The Company’s plans may change if it is able to identify and acquire a suitable business acquisiton.

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2006 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

On June 7, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3, (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income (loss) of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140, (“SFAS 155”). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position will more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by the Company effective December 1, 2007. The adoption of this standardis not expected to have any significant impact to the Company.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company applied the provisions of SAB 108 to its annual financial statements for the fiscal year ending November 30, 2006 included herein. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Elite Information Co., Ltd.

We have audited the accompanying balance sheets of China Elite Information Co., Ltd., a development stage company, (the “Company”) as of November 30, 2006 and 2005, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended, and for the period from inception (December 19, 1997) to November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from inception to November 30, 2003 in the statements of stockholders’ deficiency, operations and cash flows, which were audited by other auditors whose report, dated December 22, 2003, expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception to November 30, 2003, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the fiscal years then ended, and for the period from inception (December 19, 1997) to November 30, 2006, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no revenues to date and significant recurring net losses resulting in a substantial accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management’s plans regarding these matters are also described in Note 1. The Company’s ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.

Scottsdale, Arizona

February 27, 2007

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

BALANCE SHEETS

NOVEMBER 30, 2006 AND 2005

(Expressed in U.S. Dollars)	2006	2005

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$26,906	$15,284
Loans from shareholder	319,541	266,862

Total current liabilities	346,447	282,146

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(612,912)	(548,611)

Total stockholders’ deficiency	(346,447)	(282,146)

Total liabilities and stockholders’ deficiency	$—	$—

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005, AND

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2006

(Expressed in U.S. Dollars)	Cumulative from inception	2006	2005

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	360,156	64,301	53,088
Consulting fees – related party	150,000	—	—

Total general and administrative expenses	692,044	64,301	53,088

Operating loss	(692,044)	(64,301)	(53,088)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	—	—

Net loss	$(612,912)	$(64,301)	$(53,088)

Basic and diluted net loss per share		$(0.01)	$—

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2006

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

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2006

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of shares in private placement for cash Reg D, Rule 506, September 7, 2002 ($0.025 per share)	1,000,000	10,000	15,000	—	25,000

Issuance of shares as stock compensation forlegal fees, September 7, 2002 ($0.02 per share)	250,000	2,500	2,500	—	5,000

Net loss	—	—	—	(15,780)	(15,780)

Balance - November 30, 2002	18,265,000	182,650	69,418	(247,498)	4,570

Net loss	—	—	—	(18,427)	(18,427)

Balance - November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	—	—

Loans payable converted to additional paid in capital	—	—	14,397	—	14,397

Net loss	—	—	—	(229,598)	(229,598)

Balance - November 30, 2004	11,200,000	112,000	154,465	(495,523)	(229,058)

Net loss	—	—	—	(53,088)	(53,088)

Balance - November 30, 2005	11,200,000	112,000	154,465	(548,611)	(282,146)

Net loss	—	—	—	(64,301)	(64,301)

Balance - November 30, 2006	11,200,000	$112,000	$154,465	$(612,912)	$(346,447)

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005, AND

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2006

(Expressed in U.S. Dollars)	Cumulative from inception	2006	2005

Cash flows from operating activities
Net loss	$(612,912)	$(64,301)	$(53,088)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
Increase (decrease) in accounts payable and accrued expenses	26,906	11,622	(9,106)

Net cash flows used in operating activities	(526,124)	(52,679)	(62,194)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	333,938	52,679	62,194
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	537,589	52,679	62,194

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A development stage company)

Notes to Financial Statements

November 30, 2006

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

On May 21, 2004, Jandah Management Limited (“Jandah”), Glory Way Holdings, Limited (“GWH”) and Good Business Technology Limited (“GBT”), each a corporation organized under the laws of the British Virgin Islands, entered into privately negotiated transactions with the stockholders of Relocate to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000. In connection with, and as a condition to the closing of these stock purchase transactions, Darrell Lerner, the Company’s former Director and President, resigned as the sole officer of the Company effective as of May 21, 2004, and pursuant to the Company's Bylaws and applicable SEC regulations, Mr. Lerner appointed Li Kin Shing (“Mr. Li”), the sole shareholder of Jandah, as the President of the Company and, effective as of June 4, 2004, as sole director of the board.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrell Lerner, Byron Lerner and James Tubbs, for an aggregate purchase price of $307,500. Darrell Lerner retained 224,000 shares of common stock. As a condition to closing, the Company and Mr. Darrell Lerner entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner assisted the Company with various transition issues and provided other business consulting services. Under the consulting agreement, Mr. Darrell Lerner was paid an aggregate consulting fee of $150,000. Mr. Li is considered to be the indirect beneficial owner of the shares held by Jandah Management Limited, since he is the sole shareholder of Jandah Management Limited and as such, possesses sole investment and voting power over the Company's shares held by it. GWH acquired 846,000 shares of common stock for an aggregate purchase price of $21,150, and GBT acquired an aggregate of 854,000 shares of common stock for an aggregate purchase price of $21,350 from certain shareholders pursuant to various selling shareholder agreements.

On July 21, 2004, the Company’s Board of Directors approved the change of the jurisdiction under which the Company was incorporated from the State of Delaware to the British Virgin Islands (“BVI”) and to reincorporate as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI. In connection with this reincorporation, the Company changed its name from “Relocate 411.com, Inc.” to “China Elite Information Co., Ltd.” As a result of the reincorporation, the Company adopted new corporate governance documents consisting of a Memorandum of Association, Articles of Incorporation and Articles of Continuation. Accordingly, the par value of the Company’s preferred stock and common stock increased from $0.0001 to $0.01. All shares and per share information have been adjusted retroactively to reflect the change in par value. All shares (i) have one vote each, (ii) are subject to redemption, purchase or acquisition by the Company for fair value, and (iii) carry the right to participate equally in the assets of the Company, including any dividends, and distributions of the Company on a winding up. The rights attached to any class or series of shares may not be varied without the consent in writing of the holders of not less than three-fourths of the issued shares of that class or series and of the holders of not less than three-fourths of the issued shares of any other class or series of shares which may be affected by such variation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional capital through shareholder loans and / or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed additional capital or that such additional funds will be available for the Company on acceptable terms, if at all. The continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The Company’s President has verbally agreed to fund its operations for the next twelve months, based on the Company’s current level of expenditures, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or cash less to be cash equivalents. The Company did not have any cash or cash equivalents for any of the periods presented.

Property and Equipment

Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. For the years ended November 30, 2006 and 2005, the Company did not have any property and equipment or related depreciation expenses. Depreciation charged to operations for the period from inception to November 30, 2006 was $11,492.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with SFAS No. 128, “Earnings Per Share”. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments such as amounts due to shareholders, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

Stock-based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows as the Company does not have any outstanding stock-based compensation awards for any of the periods presented.

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

Recent Accounting Pronouncements

On June 7, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3, (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income (loss) of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements 133 and 140, (“SFAS 155”). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position will more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect there to be any significant impact of adopting FIN 48 on its financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which provides guidance about how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by the Company effective December 1, 2007. The adoption of this standardis not expected to have any significant impact to the Company.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company applied the provisions of SAB 108 to its annual financial statements for the fiscal year ending November 30, 2006 included herein. The adoption of this standard had no impact to the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including the EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. Note receivable

On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd. (“Teltran”), a publicly held company presently trading on the NASD OTC Pink Sheets. At that time, Some of Teltran's stockholders and officers owned approximately 42% of the Company. The loan bore interest at 9.5% annually and was secured by a promissory note. Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly-owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

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

4. Related Party Transactions

Consulting agreement – The Company and Mr. Darrell Lerner, former director and President, entered into a six-month consulting agreement pursuant to which Mr. Darrell Lerner assisted the Company with various transition issues and provided other business consulting services. Under the consulting agreement, Mr. Darrell Lerner was paid an aggregate consulting fee of $150,000, payable in equal monthly installments. The Consulting Agreement expired on November 21, 2004, and, by its terms, was not renewed.

Loans from shareholders – Loans from shareholders represent a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free (imputed at 5% per annum), and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2006, and as of the date of issuance of these financial statements.

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

From time to time, in the normal course of business the Company may be involved in litigation. The Company's management is not aware of any asserted or unasserted claims and therefore, feels any such proceedings to have an immaterial effect on the financial statements.

The Company's management has not bound the Company with any contingencies other than those through the normal course of business.

During the fiscal years ended November 30, 2006 and 2005, and to date, the Company uses office space in a building located at 225 Broadway, Suite 1910, New York, New York 10007. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

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

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position
----------------	------	-------------------------------
Li Kin Shing	49	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman of Directel Limited, a mobile virtual network operator with operations primarily in the People’s Republic of China, including the Hong Kong market. Mr. Li is also a director of International Elite Limited, one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the PRC. Mr. Li was the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China, and he resigned with effect on February 2, 2007. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI) which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of on of UTStarcom's subsidiary, UTStarcom Hong Kong Limited.

Corporate Governance

The Board

During our fiscal year ended November 30, 2006, Company's Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Certificate of Incorporation and Bylaws, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2006, and therefore, no Board meetings were held and all resolutions were adopted by unanimous written consent.

Committees of the Board

Since the Company’s Board consists of a sole director, the Board did not establish any committees, including, but not limited to a separately-designated standing audit committee. Currently, the Company’s Board of Directors acts as the audit committee. The Company’s sole director, Mr. Li, is not an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission. The Company will not have an “audit committee financial expert” until the Board is expanded and additional directors are added.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2006.

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

Compensation of Directors and Executive Officers

Darrell Lerner has been our President, Chief Executive Officer and Treasurer since inception until his resignation, effective May 21, 2004. Upon Mr. Lerner’s resignation, Mr. Li Kin Shing was appointed as our President, CEO and CFO, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2004, 2005 and 2006.

We entered into a Consulting Agreement with Darrell Lerner, our former director, officer and 10% holder, effective May 21, 2004. Under the terms of his agreement, Mr. Lerner provided us assistance with certain post-transaction and transaction activities and transition matters in connection with the consummation of transactions whereby Jandah, GWH and GBT purchased an aggregate of 98% of our issued and outstanding capital stock as well as other matters. The Consulting Agreement was a condition to closing of the acquisition by Jandah, GWH and GBT. Pursuant to the Consulting Agreement, Mr. Lerner’s services were retained for a period of six months (the agreement was not renewable) and Mr. Lerner was paid an aggregate of $150,000 for services rendered under the Consulting Agreement. The Consulting Agreement expired on November 21, 2004 and, by its terms, was not renewed.

Our stockholders may in the future determine to pay our directors’ fees and reimburse our directors for expenses related to their activities.

Stock Options

We did not grant stock options in the fiscal years ended November 30, 2004, 2005 or 2006 to any director or executive officer. No Executive Officer held options during the fiscal years ended November 30, 2005 and 2006.

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

Name of Beneficial Owner	Number of Shares of Common shares Beneficially Owned	Percent of Common shares Beneficially Owned

Jandah Management Limited	9,276,000	82.8%
Glory Ways Holdings Limited	846,000	7.5%
Good Business Technology Limited	854,000	7.6%
Li Kin Shing (2)	9,276,000	82.8%
All directors and executive	9,276,000	82.8%

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

(2)

Under SEC rules, Mr. Li is considered to be the indirect beneficial owner of the shares held by Jandah Management Limited, since he is the sole shareholder of Jandah Management Limited and as such, possesses sole investment and voting power over the Company's shares held by it.

Equity Compensation Plan Information

The Company’s has not adopted any equity compensation plans.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Company’s sole director does not qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934, but may qualify as independent as defined in NASD Marketplace Rule 4200(15). Mr. Li is the beneficial owner of more than 82% of our outstanding common stock. Due to his stock ownership, Mr. Li is not independent for purposes of the audit committee as defined in NASD Marketplace Rule 4350(d)(2).

Certain Relationships and Related Transactions

As of November 30, 2006, the Company has received unsecured and non-interest bearing loans totaling $319,541 from Jandah Management Limited, which Mr. Li is the sole shareholder. The loans are due on demand.

We entered into a Consulting Agreement with Darrell Lerner, our former director, officer and 10% holder, effective May 21, 2004. Under the terms of his agreement, Mr. Lerner provided us assistance with certain post-transaction and transaction activities and transition matters in connection with the consummation of transactions whereby certain third party purchasers are contemplated to purchase an aggregate of 98% of our issued and outstanding capital stock as well as other matters. Pursuant to the Consulting Agreement, Mr. Lerner’s services were retained for a period of six months (the agreement was not renewable) and Mr. Lerner was paid an aggregate of $150,000 for services rendered under the Consulting Agreement. The Consulting Agreement expired on November 21, 2004 and, by its terms, was not renewed.

Although we have no present intention to do so, we may, in the future, enter into other transactions and agreements relating to our business with our directors, officers, principal stockholders and other affiliates. We intend for all such transactions and agreements to be on terms no less favorable to us than those obtainable from unaffiliated third parties on an arm's-length basis. In addition, the approval of a majority of our disinterested directors will be required for any such transactions or agreements. As set forth above, we do not anticipate any related party transactions in the next 12 months. Nevertheless, should any related party transactions occur while there are no disinterested board members, Li Kin Shing our sole director and officer, shall continue to have the sole vote and we shall rely on his integrity, good judgment, and fiduciary duties to make a fair and equitable decision on our behalf and one behalf of our stockholders.

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

We have no plans to issue any additional securities to management, promoters, affiliates or associates at the present time. If our Board of Directors adopts an employee stock option or pension plan, we may issue additional shares according to the terms of this plan. Although we have a very large amount of authorized but un-issued common stock, we intend to reserve this stock to implement our plan of operations to pursue telecom opportunities in the PRC, including Hong Kong. We may attempt to use shares as consideration, instead of cash. We may issue shares if we engage in a merger or acquisition or we may issue shares as consideration for services rendered to us or in other transactions in the normal course of business. In such a case, an indeterminate amount of unissued stock may be issued by us. We currently have no plans to acquire or merge with another company.

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

Audit Fees - The aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our periodic and other reports filed with the SEC were $17,300 and $18,300 for the years ended November 30, 2006 and 2005, respectively.

Audit-Related Fees – The aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of financial statements were $5,000 and $0 for the years ended November 2006 and 2005, respectively. These fees primarily related to reviews on the Company’s post effective amendments for form SB-2 filings.

Tax Fees - None.

All Other Fees - None

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor for the year ended November 30, 2006. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2006.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: March 15, 2007	By :	/s/ Li Kin Shing
-------------------------------------------------
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature ------------	Title ------	Date ------
/s/ Li Kin Shing ––––––––––––––––––––– Li Kin Shing	President, CEO and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 15, 2007