Form 10QSB
period 2007-02-28
China Elite Information Co., Ltd.
filed 2007-04-16
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 16, 2007, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-QSB

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

INDEX

Page

Number

PART I. FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
Interim Balance Sheet	1
Interim Statements of Operations	2
Interim Statements of Cash Flows	3
Notes to Interim Financial Statements	4
Item 2.	Management’s Discussion and Analysis or Plan of Operations	5
Item 3.	Controls and Procedures	6
PART II. OTHER INFORMATION	7
Item 1.	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
SIGNATURES	8

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Expressed in U.S. Dollars)	February 28, 2007 (Unaudited)	November 30, 2006 (Audited)

ASSETS
Current Assets
Prepayment	$292	$—

Total current assets	292	—

Total assets	$292	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$15,313	$26,906
Loans from shareholder	350,399	319,541

Total current liabilities	365,712	346,447

Commitments and Contingencies

Stockholders’ Deficiency

Preferred stock: $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized;
issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(631,885)	(612,912)

Total stockholders’ deficiency	(365,420)	(346,447)

Total liabilities and stockholders’ deficiency	$292	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended February 28, 2007 and 2006, and

for the period from inception (December 19, 1997) to February 28, 2007

(Expressed in U.S. Dollars)	Cumulative from inception	2007	2006

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	379,129	18,973	13,987
Consulting fees - related party	150,000	—	—

Total general and administrative expenses	711,017	18,973	13,987

Operating loss	(711,017)	(18,973)	(13,987)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	—	—

Net loss	$(631,885)	$(18,973)	$(13,987)

Basic and diluted net loss per share		$—	$—

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended February 28, 2007 and 2006, and

for the period from inception (December 19, 1997) to February 28, 2007

	Cumulative from	Three months ended February 28,
(Expressed in U.S. Dollars)	inception	2007	2006

Cash flows from operating activities
Net loss	$(631,885)	$(18,973)	$(13,987)

Adjustments to reconcile net loss to net cash flows used in
operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(292)	(292)	(263)
Increase (decrease) in accounts payable and accrued expenses	15,313	(11,593)	149

Net cash flows used in operating activities	(556,982)	(30,858)	(14,101)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	364,796	30,858	14,101
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	568,447	30,858	14,101

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2006 included in its Annual Report on Form 10-KSB.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional capital through shareholder loans and/or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed additional capital or that such additional funds will be available for the Company on acceptable terms, if at all. The Company’s President has orally agreed to fund its operations for the next twelve months, based on the Company’s current level of expenditures, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $350,399 at February 28, 2007 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

The management believes that, through the prospective mergers and acquisitions in the PRC, the Company could accelerate its developing pace and benefit from the vast opportunities brought by the continual growth in the PRC economy and the PRC’s accession to the World Trade Organization in December 2001.

The Company has no current plans to (i) purchase or sell any plant or equipment, (ii) change the number of employees, or (iii) incur any significant research and development expenses. The Company’s plans may change if it is able to identify and acquire a suitable business acquisiton.

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 28, 2007 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, at the end of the period covered by this report the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, the Certifying Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relative to the company that is required to be disclosed in the Company’s periodic filings with the SEC.

Changes in Internal Controls over Financial Reporting

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 16, 2007	By	/s/ Li Kin Shing

Li Kin Shing
President and Chief Executive Officer