Form 10QSB
period 2007-05-31
China Elite Information Co., Ltd.
filed 2007-07-06
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 6, 2007, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐	No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-QSB

FOR THE THREE MONTHS ENDED MAY 31, 2007

INDEX

Page

Number

PART I. FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
Interim Balance Sheet	1
Interim Statements of Operations	2
Interim Statements of Cash Flows	3
Notes to Interim Financial Statements	4
Item 2.	Management’s Discussion and Analysis or Plan of Operations	5
Item 3.	Controls and Procedures	6
PART II.	OTHER INFORMATION	7
Item 1.	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
SIGNATURES	8

PART	I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Expressed in U.S. Dollars)	May 31, 2007 (Unaudited)	November 30, 2006 (Audited)

ASSETS
Current Assets
Prepayment	$204	$—

Total current assets	204	—

Total assets	$204	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities

Accounts payable and accrued expenses	$7,286	$26,906
Loans from shareholder	383,493	319,541

Total current liabilities	390,779	346,447

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized;
issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(657,040)	(612,912)

Total stockholders’ deficiency	(390,575)	(346,447)

Total liabilities and stockholders’ deficiency	$204	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three and six months ended May 31, 2007 and 2006, and for the period from inception (December 19, 1997) to May 31, 2007

	Cumulative from inception	Six months ended May 31,		Three months ended May 31,
(Expressed in U.S. Dollars)		2007	2006	2007	2006

Revenues	$—	$—	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—	—	—
General and administrative	404,284	44,128	21,690	25,155	7,703
Consulting fees – related party	150,000	—	—	—	—

Total general and administrative expenses	736,172	44,128	21,690	25,155	7,703

Operating loss	(736,172)	(44,128)	(21,690)	(25,155)	(7,703)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—	—	—
Interest expense	(53,956)	—	—	—	—
Interest income	134,561	—	—	—	—

Total other income (expense)	79,132	—	—	—	—

Net loss	$(657,040)	$(44,128)	$(21,690)	$(25,155)	$(7,703)

Basic and diluted net loss per share		$—	$—	$—	$—

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the three and six months ended May 31, 2007 and 2006, and for the period from inception (December 19, 1997) to May 31, 2007

	Cumulative from inception	Six months ended May 31,
(Expressed in U.S. Dollars)		2007	2006

Cash flows from operating activities
Net loss	$(657,040)	$(44,128)	$(21,690)

Adjustments to reconcile net loss to net cash flows used in
operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(204)	(204)	(175)
Increase (decrease) in accounts payable and accrued expenses	7,286	(19,620)	(10,383)

Net cash flows used in operating activities	(590,076)	(63,952)	(32,248)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602)	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	397,890	63,952	32,248
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	601,541	63,952	32,248

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $383,493 at May 31, 2007 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three and six months ended May 31, 2007 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: July 6, 2007	By	/s/ Li Kin Shing

Li Kin Shing

President and Chief Executive Officer