Form 10KSB
period 2007-12-31
China Elite Information Co., Ltd.
filed 2008-02-29
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______

Commission file number: 000-25591

CHINA ELITE INFORMATION CO., LTD.

------------------------------------------------------------------------------

(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369
--------------------------------------	----------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o DeHeng Chen Chan, LLC, 225 Broadway, Suite 1910, NY, NY	10007
------------------------------------------------------------------------------------	--------------
(Address of Principal Executive Offices)	(Zip Code)

(212) 608-6500

--------------------------------------------------------------------

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

Revenues for the year ended November 30, 2007: $0

As of February 28, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of February 28, 2008, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference:

None.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-KSB

FOR THE YEAR ENDED NOVEMBER 30, 2007

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

PART I

I tem 1.	Description of Business

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

Relocate411.com, Inc., the New York corporation, was a predecessor of our company as that term is defined by Item 405 of Regulation C. Relocate 411.com, Inc, the New York corporation, which was incorporated in August 1999, had the same business plan as us in that it was a development stage Internet based company whose goal is to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. The merger and stock exchange between us and Relocate411.com, Inc., New York corporation, was completed on January 26, 2000. Prior to such time the business plan of Stateside Fundings, Inc. was to function as a “blank check company” as that term is defined in Rule 419 of Regulation C. None of the promoters of the blank check company, Stateside Fundings, Inc., were related in any way to the officers, directors, affiliates or associates of our present company.

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

Item 3.	Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended November 30, 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established public trading market for our securities. We intend to seek a market maker to apply for a listing on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Number of Shareholders as of November 30, 2007 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of February 28, 2008, we had a total of 11,200,000 common shares outstanding and as of March 15, 2007, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below). Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the Prior Selling security holders and 854,000 shares of our common stock acquired by GBT from the Prior Selling security holders. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Act.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrel Lerner, Byron Lerner and James Tubbs. These shares were acquired by Jandah from affiliates of the Company in a private transaction and, therefore, became eligible for resale under Rule 144 on May 21, 2005.

In general, under Rule 144 as recently amended, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who as beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of February 28, 2008; or

2.	The average weekly trading volume of the Company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales by affiliates under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the Company.

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

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2007 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

We have incurred net losses since inception, expect to incur losses in the future associated with the costs of operating as a public company, and may never achieve revenues or profitability unless we complete a successful merger. We are a development stage company and have never recognized any revenue from the sale of products or any other source. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate revenue or become profitable because of the significant uncertainties with respect to our ability to acquire a suitable business opportunity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations , or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No.   51 , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (EITF 07-3) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No.   115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Elite Information Co., Ltd.

We have audited the accompanying balance sheets of China Elite Information Co., Ltd., a development stage company, (the “Company”) as of November 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended, and for the period from inception (December 19, 1997) to November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from inception to November 30, 2003 in the statements of stockholders’ deficiency, operations and cash flows, which were audited by other auditors whose report, dated December 22, 2003, expressed an unqualified opinion on the cumulative amounts. Our opinion, insofar as it relates to the amounts included for cumulative data from inception to November 30, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the fiscal years then ended, and for the period from inception (December 19, 1997) to November 30, 2007, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Clancy and Co., P.L.L.C.

Phoenix, Arizona

February 27 , 2008

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

BALANCE SHEETS

NOVEMBER 30, 2007 AND 2006

(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current Assets
Prepayment	$28	$—

Total current assets	28	—

Total assets	$28	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$14,185	$26,906
Loans from shareholder	400,612	319,541

Total current liabilities	414,797	346,447

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(681,234)	(612,912)

Total stockholders’ deficiency	(414,769)	(346,447)

Total liabilities and stockholders’ deficiency	$28	$—

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006, AND

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2007

(Expressed in U.S. Dollars)	Cumulative from inception	2007	2006

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	428,478	68,322	64,301
Consulting fees - related party	150,000	—	—

Total general and administrative expenses	760,366	68,322	64,301

Operating loss	(760,366)	(68,322)	(64,301)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	—	—

Net loss	$(681,234)	$(68,322)	$(64,301)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2007

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of common shares on August 24, 1999	66	$—	$250	$—	$—

Balance - November 30, 1999	66	—	250	—	250

Issuance of shares in private placement and merger on January 26, 2000:
Private placement in cash ($0.29 per share)	5,175,000	51,750	1,452,500	—	1,504,250
Deferred offering costs	—	—	(25,927)	—	(25,927)
Conversion of shares in merger	11,599,934	116,000	(114,233)	—	1,767
Redemption of original shares	(4,100,000)	(41,000)	(109,000)	—	(150,000)

Net loss	—	—	—	(204,348)	(204,348)

Balance - November 30, 2000	12,675,000	126,750	1,203,590	(204,348)	1,125,992

Purchase of treasury stock, (7,065,000 shares) during January 2001, from initial investors with cash ($0.16 per share)	—	—	(1,151,672)	—	(1,151,672)

Issuance of shares as stock compensation for the shares of NCTN Preferred Stock and all common shares and warrants held in the Company by original investors and in consideration of accrued services fees, February 7, 2001 ($0.01 per share)	4,200,000	42,000	—	—	42,000

Issuance of shares as stock compensation for legal fees, February 7, 2001 ($0.01 per share)	140,000	1,400	—	—	1,400

Net loss	—	—	—	(27,370)	(27,370)

Balance - November 30, 2001	17,015,000	170,150	51,918	(231,718)	(9,650)

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2007

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of shares in private placement for cash Reg D, Rule 506, September 7, 2002 ($0.025 per share)	1,000,000	10,000	15,000	—	25,000

Issuance of shares as stock compensation for legal fees, September 7, 2002 ($0.02 per share)	250,000	2,500	2,500	—	5,000

Net loss	—	—	—	(15,780)	(15,780)

Balance - November 30, 2002	18,265,000	182,650	69,418	(247,498)	4,570

Net loss	—	—	—	(18,427)	(18,427)

Balance - November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	—	—

Loans payable converted to additional paid in capital	—	—	14,397	—	14,397
Net loss	—	—	—	(229,598)	(229,598)

Balance - November 30, 2004	11,200,000	112,000	154,465	(495,523)	(229,058)

Net loss	—	—	—	(53,088)	(53,088)

Balance - November 30, 2005	11,200,000	112,000	154,465	(548,611)	(282,146)

Net loss	—	—	—	(64,301)	(64,301)

Balance - November 30, 2006	11,200,000	112,000	154,465	(612,912)	(346,447)

Net loss	—	—	—	(68,322)	(68,322)

Balance - November 30, 2007	11,200,000	$112,000	$154,465	$(681,234)	$(414,769)

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006, AND

FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2007

(Expressed in U.S. Dollars)	Cumulative from inception	2007	2006

Cash flows from operating activities
Net loss	$(681,234)	$(68,322)	$(64,301)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
Changes in assets and liabilities
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(28)	(28)	—
Increase (decrease) in accounts payable and accrued expenses	14,185	(12,721)	11,622

Net cash flows used in operating activities	(607,195)	(81,071)	(52,679)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	415,009	81,071	52,679
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	618,660	81,071	52,679

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A development stage company)

Notes to Financial Statements

November 30, 2007

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. For the years ended November 30, 2007 and 2006, the Company did not have any property and equipment or related depreciation expenses.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The liability method requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The Company is not obligated for U.S. federal income taxes because it is a British Virgin Islands company, which is not subject to any tax.

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share . Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment , which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards.

Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations , or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No.   51 , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In June 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (EITF 07-3) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No.   115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no impact to the Company’s financial position, results of operations, or cash flows.

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

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2007 and 2006, and as of the date of issuance of these financial statements.

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

During the fiscal years ended November 30, 2007 and 2006, and to date, the Company uses office space in a building located at 225 Broadway, Suite 1910, New York, New York 10007. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position
----------------	------	-------------------------------
Li Kin Shing	50	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman of Directel Limited, a mobile virtual network operator with operations primarily in the People’s Republic of China, including the Hong Kong market. Mr. Li is also a director of International Elite Limited, one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the PRC. Mr. Li was the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China, and he resigned effective February 2, 2007. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI) which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of on of UTStarcom's subsidiary, UTStarcom Hong Kong Limited.

Corporate Governance

The Board

During our fiscal year ended November 30, 2007, Company's Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Certificate of Incorporation and Bylaws, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2007, and therefore, no Board meetings were held and all resolutions were adopted by unanimous written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2007.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions.

Involvement in Certain Legal Proceedings

Our sole director and executive officer have not, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•	had any bankruptcy petition filed by or against any business of which he or she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities, futures, commodities or banking activities; or

•

been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10.	Executive Compensation

Compensation of Directors and Executive Officers

Darrell Lerner had been our President, Chief Executive Officer and Treasurer since inception until his resignation, effective May 21, 2004. Upon Mr. Lerner’s resignation, Mr. Li Kin Shing was appointed as our President, CEO and CFO, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2005, 2006 and 2007.

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

Stock Options

We did not grant stock options in the fiscal years ended November 30, 2005, 2006 or 2007 to any director or executive officer. No Executive Officer held options during the fiscal years ended November 30, 2006 and 2007. The Company does not have any stock options outstanding at all.

Executive Employment Contracts

We do not currently have any employment agreements with any of our officers, nor are we planning to execute such agreements in the future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Certain Relationships and Related Transactions

As of November 30, 2007, the Company has received unsecured and non-interest bearing loans totaling $400,612 from Jandah Management Limited, which Mr. Li is the sole shareholder. The loans are due on demand.

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

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firm, Clancy and Co., P.L.L.C. (“Clancy”):

Fee Category	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees	$25,800	$19,950
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit Fees . Consists of fees billed for professional services rendered for the audit of our financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by Clancy in connection with statutory and regulatory filings or engagements, including Registrations Statements on Form SB-2 and post-effective amendments to previously filed registration statements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees . Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

All Other Fees. No other fees have been billed for products and services billed by our accountants.

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor for the year ended November 30, 2007. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2007.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: February 28, 2008	By :	/s/ Li Kin Shing
—————————————————
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Li Kin Shing	President, CEO and Director	February 28, 2008
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)