Form 10QSB
period 2008-02-29
China Elite Information Co., Ltd.
filed 2008-04-14
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 14, 2008, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

CHINA ELITE INFORMATION CO., LTD.
FORM 10-QSB
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM BALANCE SHEET

(Expressed in U.S. Dollars)	February 29, 2008 (Unaudited)	November 30, 2007 (Audited)

ASSETS
Current Assets
Prepayment	$290	$28

Total current assets	290	28

Total assets	$290	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$16,288	$14,185
Loans from shareholder	407,888	400,612

Total current liabilities	424,176	414,797

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(690,351)	(681,234)

Total stockholders’ deficiency	(423,886)	(414,769)

Total liabilities and stockholders’ deficiency	$290	$28

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended February 29, 2008 and February 28, 2007, and for the period from inception (December 19, 1997) to February 29, 2008

(Expressed in U.S. Dollars)	Cumulative from inception	2008	2007

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	437,595	9,117	18,973
Consulting fees – related party	150,000	—	—

Total general and administrative expenses	769,483	9,117	18,973

Operating loss	(769,483)	(9,117)	(18,973)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	—	—

Net loss	$(690,351)	$(9,117)	$(18,973)

Basic and diluted net loss per share		$—	$—

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended February 29, 2008 and February 28, 2007, and for the period from inception (December 19, 1997) to February 29, 2008

(Expressed in U.S. Dollars)	Cumulative from inception	2008	2007

Cash flows from operating activities
Net loss	$(690,351)	$(9,117)	$(18,973)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(290)	(262)	(292)
Increase (decrease) in accounts payable and accrued expenses	16,288	2,103	(11,593)

Net cash flows used in operating activities	(614,471)	(7,276)	(30,858)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	422,285	7,276	30,858
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	625,936	7,276	30,858

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2007 included in its Annual Report on Form 10-KSB.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $407,888 at February 29, 2008 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Critical Accounting Policies

Based on the Company’s current level of limited operations and development stage status, the Company does not believe it has any critical accounting policies at this time.

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

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 29, 2008 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC’s rules and forms. Since that evaluation process was completed, there have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 14, 2008	By	/s/ Li Kin Shing

Li Kin Shing
President and Chief Executive Officer