Form 10QSB
period 2008-05-31
China Elite Information Co., Ltd.
filed 2008-07-11
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 11, 2008, there were 11,200,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

CHINA ELITE INFORMATION CO., LTD.

FORM 10-QSB

FOR THE THREE MONTHS ENDED MAY 31, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEET

(Expressed in U.S. Dollars)	May 31, 2008 (Unaudited)	November 30, 2007 (Audited)

ASSETS
Current Assets
Prepayment	$202	$28

Total current assets	202	28

Total assets	$202	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$4,827	$14,185
Loans from shareholder	431,065	400,612

Total current liabilities	435,892	414,797

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(702,155)	(681,234)

Total stockholders’ deficiency	(435,690)	(414,769)

Total liabilities and stockholders’ deficiency	$202	$28

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three and six months ended May 31, 2008 and 2007, and for the period from inception (December 19, 1997) to May 31, 2008

	Cumulative from inception	Six months ended May 31,		Three months ended May 31,
(Expressed in U.S. Dollars)		2008	2007	2008	2007

Revenues	$—	$—	$—	$—	—

General and administrative expenses
Salaries and benefits	181,888	—	—	—	—
General and administrative	449,399	20,921	44,128	11,804	25,155
Consulting fees - related party	150,000	—	—	—	—

Total general and administrative expenses	781,287	20,921	44,128	11,804	25,155

Operating loss	(781,287)	(20,921)	(44,128)	(11,804)	(25,155)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—	—	—
Interest expense	(53,956)	—	—	—	—
Interest income	134,561	—	—	—	—

Total other income (expense)	79,132	—	—	—	—

Net loss	$(702,155)	$(20,921)	$(44,128)	$(11,804) $	(25,155)

Basic and diluted net loss per share		$—	$—	$—	$—

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the three and six months ended May 31, 2008 and 2007, and for the period from inception (December 19, 1997) to May 31, 2008

(Expressed in U.S. Dollars)	Cumulative from inception	Six months ended May 31,
		2008	2007

Cash flows from operating activities
Net loss	$(702,155)	$(20,921)	$(44,128)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(202)	(174)	(204)
Increase (decrease) in accounts payable and accrued expenses	4,827	(9,358)	(19,620)

Net cash flows used in operating activities	(637,648)	(30,453)	(63,952)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	445,462	30,453	63,952
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	649,113	30,453	63,952

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes	$—	$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $431,065 at May 31, 2008 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Critical Accounting Policies

Based on the Company’s current level of limited operations and development stage status, the Company does not believe it has any critical accounting policies and/or estimates at this time.

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

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three and six months ended May 31, 2008 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: July 11, 2008	By	/s/ Li Kin Shing
———————————————
Li Kin Shing
President and Chief Executive Officer