Form 10KSB
period 2008-11-30
China Elite Information Co., Ltd.
filed 2009-03-13
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______

Commission file number: 000-25591

CHINA ELITE INFORMATION CO., LTD.

(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o DeHeng Chen, LLC, 225 Broadway, Suite 1910, NY, NY	10007

(Address of Principal Executive Offices)	(Zip Code)

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

Revenues for the year ended November 30, 2008: $0

As of March 2, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of March2, 2009, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference:

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHINA ELITE INFORMATION CO., LTD.
FORM 10-KSB
FOR THE YEAR ENDED NOVEMBER 30, 2008

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

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business in a targeted industry and/or a targeted geographic region; (iii) the Company’s ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

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

At present we have no real property and we maintain an office at the offices at c/o DeHeng Chen, LLC, 225 Broadway, Suite 1910, New York, New York 10007. Our telephone number is (212) 608-6500.

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

Relocate411.com, Inc., the New York corporation, was a predecessor of our company as that term is defined by Item 405 of Regulation C. Relocate 411.com, Inc, the New York corporation, which was incorporated in August 1999, was a development stage Internet based company whose goal was to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. The merger and stock exchange between us and Relocate411.com, Inc., New York corporation, was completed on January 26, 2000. Prior to such time the business plan of Stateside Fundings, Inc. was to function as a “blank check company” as that term is defined in Rule 419 of Regulation C. None of the promoters of the blank check company, Stateside Fundings, Inc., were related in any way to the officers, directors, affiliates or associates of our present company.

On May 21, 2004, Jandah Management Limited (“Jandah”), Glory Way Holdings, Limited (“GWH”) and Good Business Technology Limited (“GBT”), each a corporation organized under the laws of the British Virgin Islands, entered into privately negotiated transactions with the stockholders of Relocate411.com, Inc. (the “Company”) to purchase an aggregate of 10,976,000 shares of common stock of the Company, representing 98% of the issued and outstanding shares, for an aggregate purchase price of $350,000.

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

GBT acquired an aggregate of 854,000 shares of common stock for an aggregate purchase price of $21,350 from each of the following selling security holders in separate agreements listed in the SB-2: Richard Zapolski, William Grimm, Richard Volpe, Mark J. Parendo, Mitch Hershkowitz, Kristine Gentile, Robert M. J.Hartman, Danielle L. Hartman, Martin Miller, Dolores E. Miller, Dolores E. Miller a/c/f Dillon Engel, Drew Goldberg, Carol Sitte, Karen Pasteressa a/c/f, Samantha Pasteressa, Desert Green, Inc., Robert Giambrone, Anthony Giambrone, Melvin D. Bernstein, Linda Bernstein, Beth Sussman, Jeffrey Wenzel, Tracey Wenzel, Harold Sussman, Amy Sussman and Meg L. Sussman. In connection with, and as a condition to the closing of these stock purchase transactions, Darrell Lerner resigned as the sole officer of the Company effective as of May 21, 2004. Pursuant to the Company’s Bylaws and applicable SEC regulations, Mr. Lerner appointed Li Kin Shing, the sole shareholder of Jandah, as the President of the Company and, effective as of June 4, 2004, as the sole member of the Board of Directors.

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

Employees

We currently employ, on an as-needed basis, consultants or other professionals as necessary to implement our plan of operation. We will employ additional people as we continue to implement our plan of operation. None of our consultants are covered by a collective bargaining agreement and we believe that our relationship with our consultants is satisfactory.

Item 2.	Description of Properties

We currently use office space in a building located at c/o DeHeng Chen, LLC, 225 Broadway, Suite 1910, New York, New York 10007. We do not have a formal lease with DeHeng Chen, LLC. We have no available cash to invest in real estate, real estate mortgages and/or securities or other interests in persons primarily engaged in real estate activities. If we identify and acquire a suitable business opportunity, we may change this investment policy without a vote of our shareholders. Any suitable business that we may acquire will primarily be for income, although we do reserve the right to acquire any such suitable business for possible capital gain.

Item 3.	Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.	Submission of Matters to aVote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended November 30, 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

There is no established public trading market for our securities. We intend to seek a market maker to apply for eligibility to quote our securities on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Number of Shareholders as of November 30, 2008 – 10.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of March 2, 2009, we had a total of 11,200,000 common shares outstanding and as of March 15, 2007, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below). Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Act.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrell Lerner, Byron Lerner and James Tubbs. These shares were acquired by Jandah from affiliates of the Company in a private transaction and, therefore, became eligible for resale under Rule 144 on May 21, 2005.

In general, under Rule 144 as recently amended, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1).A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who as beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of March 2, 2009; or

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

Item 6.	Management’s Discussion andAnalysis or Plan of Operation

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

Capital Resources and Liquidity

The Company does not currently have any cash in its bank account or have any other assets, however management believes, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of the Company’s operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2008 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Effect of New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The nature and magnitude of the impact, if any, of SFAS No. 141(R) on our financial statements will be limited to the nature, terms and size of any acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 requires additional disclosures concerning the impact of derivative instruments reflected in an entity’s financial statements; the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133; and the impact that derivative instruments and related hedged items may have on an entity’s financial position, performance and cash flows. SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008 and requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 is not expected to have a material impact on our financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 is not expected to have a material impact on our financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (i.e. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments within its scope that were outstanding during any period presented in the financial statements issued after the effective date. The adoption of FSP APB 14-1 is not expected to have a material impact on our financial statements.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Elite Information Co., Ltd.

We have audited the accompanying balance sheets of China Elite Information Co., Ltd., a development stage company, (the “Company”) as of November 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended, and for the period from inception (December 19, 1997) to November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from inception to November 30, 2003 in the statements of stockholders’ deficiency, operations and cash flows, which were audited by other auditors whose report, dated December 22, 2003, expressed an unqualified opinion on the cumulative amounts. Our opinion, insofar as it relates to the amounts included for cumulative data from inception to November 30, 2003, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the fiscal years then ended, and for the period from inception (December 19, 1997) to November 30, 2008, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 2, 2009

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
BALANCE SHEETS
NOVEMBER 30, 2008 AND 2007

(Expressed in U.S. Dollars)	2008	2007

ASSETS
Current Assets
Prepayment	$26	$28

Total current assets	26	28

Total assets	$26	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$14,138	$14,185
Loans from shareholder	446,733	400,612

Total current liabilities	460,871	414,797

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(727,310)	(681,234)

Total stockholders’ deficiency	(460,845)	(414,769)

Total liabilities and stockholders’ deficiency	$26	$28

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

(Expressed in U.S. Dollars)	Cumulative from inception	2008	2007

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	474,554	46,076	68,322
Consulting fees – related party	150,000	—	—

Total general and administrative expenses	806,442	46,076	68,322

Operating loss	(806,442)	(46,076)	(68,322)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—

Total other income (expense)	79,132	—	—

Net loss	$(727,310)	$(46,076)	$(68,322)

Basic and diluted net loss per share		$(0.00)	$(0.01)

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

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

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – CONTINUED
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of shares in private placement for cash Reg D, Rule 506, September 7, 2002 ($0.025 per share)	1,000,000	10,000	15,000	—	25,000

Issuance of shares as stock compensation for legal fees, September 7, 2002 ($0.02 per share)	250,000	2,500	2,500	—	5,000

Net loss	—	—	—	(15,780)	(15,780)

Balance – November 30, 2002	18,265,000	182,650	69,418	(247,498)	4,570

Net loss	—	—	—	(18,427)	(18,427)

Balance – November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	—	—

Loans payable converted to additional paid in capital	—	—	14,397	—	14,397

Net loss	—	—	—	(229,598)	(229,598)

Balance – November 30, 2004	11,200,000	112,000	154,465	(495,523)	(229,058)

Net loss	—	—	—	(53,088)	(53,088)

Balance – November 30, 2005	11,200,000	112,000	154,465	(548,611)	(282,146)

Net loss	—	—	—	(64,301)	(64,301)

Balance – November 30, 2006	11,200,000	112,000	154,465	(612,912)	(346,447)

Net loss	—	—	—	(68,322)	(68,322)

Balance – November 30, 2007	11,200,000	112,000	154,465	(681,234)	(414,769)

Net loss	—	—	—	(46,076)	(46,076)

Balance – November 30, 2008	11,200,000	$112,000	$154,465	$(727,310)	$(460,845)

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

(Expressed in U.S. Dollars)	Cumulative from inception	2008	2007

Cash flows from operating activities
Net loss	$(727,310)	$(46,076)	$(68,322)

Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
Changes in assets and liabilities
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(26)	2	(28)
Increase (decrease) in accounts payable and accrued expenses	14,138	(47)	(12,721)

Net cash flows used in operating activities	(653,316)	(46,121)	(81,071)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—

Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	461,130	46,121	81,071
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—

Net cash flows provided by financing activities	664,781	46,121	81,071

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes		$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—

Loans payable converted to additional paid in capital	$14,397	$—	$—

The accompanying notes are an integral part of these financial statements.

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements
November 30, 2008
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

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional capital through shareholder loans and / or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed additional capital or that such additional funds will be available for the Company on acceptable terms, if at all. The continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The Company’s President, who is also the majority shareholder, has verbally agreed to fund its operations for the next twelve months, based on the Company’s current level of expenditures, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period.

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

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated by the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. For the years ended November 30, 2008 and 2007, the Company did not have any property and equipment or related depreciation expenses.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The Company is not obligated for U.S. federal income taxes because it is a British Virgin Islands company, which is not subject to any tax.

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. There were no outstanding awards during the years ended November 30, 2008 and 2007.

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

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The nature and magnitude of the impact, if any, of SFAS No. 141(R) on our financial statements will be limited to the nature, terms and size of any acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 requires additional disclosures concerning the impact of derivative instruments reflected in an entity’s financial statements; the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133; and the impact that derivative instruments and related hedged items may have on an entity’s financial position, performance and cash flows. SFAS No. 161 is effective for financial statements issued in fiscal years beginning after November 15, 2008 and requires only additional disclosures concerning derivatives and hedging activities. The adoption of SFAS No. 161 is not expected to have a material impact on our financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 is not expected to have a material impact on our financial statements.

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (i.e. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments within its scope that were outstanding during any period presented in the financial statements issued after the effective date. The adoption of FSP APB 14-1 is not expected to have a material impact on our financial statements.

3. Note receivable

On May 25, 2000, the Company loaned $1,117,602 to Teltran International Group, Ltd. (“Teltran”), a publicly held company that at the time traded on the Pink Sheets (an electronic quotation and trading system in the over-the-counter securities). At that time, some of Teltran’s stockholders and officers owned approximately 42% of the Company. The loan bore interest at 9.5% annually and was secured by a promissory note. Teltran pledged its one share of Teltran Web Factory, Ltd. a wholly-owned foreign subsidiary of Teltran as well as issuing 250,000 warrants exercisable from May 25, 2000 to May 24, 2005 to purchase Teltran common stock at a price of $1.10 per share.

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

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2008 and 2007, and as of the date of issuance of these financial statements.

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

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

During the fiscal years ended November 30, 2008 and 2007, and to date, the Company uses office space in a building located at 225 Broadway, Suite 1910, New York, New York 10007. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

END OF FINANCIAL STATEMENTS

Item 8.	Changes in and Disagreements with Accountants on Accounting and FinancialDisclosure

None.

Item 8A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management’s assessment and those criteria, management believes that, as of November 30, 2008, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

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

Directors and Executive Officers

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position

Li Kin Shing	51	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman of Directel Limited, a mobile virtual network operator with operations primarily in the People’s Republic of China, including the Hong Kong market. Mr. Li is also a director of International Elite Limited, one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the PRC. Mr. Li was the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People’s Republic of China, and he resigned effective February 2, 2007. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI), which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of UTStarcom’s subsidiary, UTStarcom Hong Kong Limited.

Corporate Governance

The Board

During our fiscal year ended November 30, 2008, Company’s Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2008, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance At Annual Meetings

The Company does not have a formal policy regarding the Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2008.

Stockholder Communications With the Board

The Board currently does not have a formal process for stockholders to send communications to the Board. Nevertheless, the Board desires that the views of stockholders are heard by the Board and that appropriate responses are provided to stockholders on a timely basis. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, stockholders wishing to normally communicate with the Board may send communications directly to our sole director, Mr. Li, at c/o DeHeng Chen, LLC 225 Broadway, New York, NY, 10007; Attention: Xiaomin Chen, Esq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2008.

Code of Ethics

We adopted a code of ethics in February 2005, which applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against any business of which he or she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

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

Compensation of Directors and Executive Officers

Darrell Lerner had been our President, Chief Executive Officer and Treasurer since inception until his resignation, effective May 21, 2004. Upon Mr. Lerner’s resignation, Mr. Li Kin Shing was appointed as our President, CEO and CFO, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2006, 2007 and 2008.

We entered into a Consulting Agreement with Darrell Lerner, our former director, officer and 10% holder, effective May 21, 2004. Under the terms of his agreement, Mr. Lerner provided us assistance with certain post-transaction and transaction activities and transition matters in connection with the consummation of transactions whereby Jandah, GWH and GBT purchased an aggregate of 98% of our issued and outstanding capital stock as well as other matters. The Consulting Agreement was a condition to closing of the acquisition by Jandah, GWH and GBT. Pursuant to the Consulting Agreement, Mr. Lerner’s services were retained for a period of six months and Mr. Lerner was paid an aggregate of $150,000 for services rendered under the Consulting Agreement. The Consulting Agreement expired on November 21, 2004 and, by its terms, was not renewed.

Our stockholders may in the future determine to pay our directors’ fees and reimburse our directors for expenses related to their activities.

Stock Options

We did not grant stock options in the fiscal years ended November 30, 2006, 2007 or 2008 to any director or executive officer. No Executive Officer held options during the fiscal years ended November 30, 2007 and 2008. The Company does not have any stock options outstanding at all.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of March 2, 2009, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

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

Certain Relationships and Related Transactions

As of November 30, 2008, the Company has received unsecured and non-interest bearing loans totaling $446,733 from Jandah Management Limited, which Mr. Li is the sole shareholder. The loans are due on demand.

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

Item 13.	Exhibits

The following documents are filed as part of this report:

Exhibit No.	Description

3.1	Articles of Continuation of China Elite Information Co., Ltd.*

3.2	Memorandum of Association of China Elite Information Co., Ltd.*

3.3	Articles of Association of China Elite Information Co., Ltd.*

3.4	Certificate of Transfer of Relocate 411.com, Inc.*

10.1	Stock Purchase Agreement, dated as of May 21, 2004, by and among Jandah Management Limited, Darrell Lerner, Byron Lerner and James Tubbs.**

10.2	Form of Common Stock Purchase Agreement with Glory Way Holdings Limited.**

10.3	Form of Common Stock Purchase Agreement with Good Business Technology Limited.**

10.4	Form of Common Stock Purchase Agreement between Glory Way Holdings Limited and each of Barry Manko and Grushko & Mittman.**

10.5	Consulting Agreement, dated as of May 21, 2004, by and between the Company and Darrell Lerner.**

14	The Code of Ethics of China Elite Information Co., Ltd.***

31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

#	Filed herewith.

*	Filed as an exhibit to the Current Report on Form 8-K, dated August 12, 2004, filed on August 17, 2004 and incorporated herein by reference.

**	Filed as an exhibit to the Current Report on Form 8-K, dated May 21, 2004, filed on May 25, 2004 and incorporated herein by reference.

***	Filed as an exhibit to the Form 10-KSB for the fiscal year ended November 30, 2004, filed on March 15, 2005 and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firm, Clancy and Co., P.L.L.C. (“Clancy”):

Fee Category	Year Ended November 30, 2008	Year Ended November 30, 2007

Audit fees	$19,200	$26,300
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by Clancy in connection with statutory and regulatory filings or engagements, including Registrations Statements on Form SB-2 and post-effective amendments to previously filed registration statements.

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

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

All Other Fees. No other fees have been billed for products and services billed by our accountants.

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor for the year ended November 30, 2008. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2008.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: March 13, 2009	By :	/s/ Li Kin Shing

Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	March 13, 2009
(Principal Executive Officer and Principal Financial and Accounting Officer)
Li Kin Shing