Form 10-Q
period 2009-02-28
China Elite Information Co., Ltd.
filed 2009-04-14
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[_] Large accelerated filer	[_] Accelerated filer
[_] Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 14, 2009, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.

FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009

INDEX

Page

Number

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Interim Balance Sheets	1
Interim Statements of Operations	2
Interim Statements of Cash Flows	3
Notes to Interim Financial Statements	4-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 4T. Controls and Procedures	6-7
PART II. OTHER INFORMATION	7
Item 1. Legal Proceedings	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Submission of Matters to a Vote of Security Holders	7
Item 5. Other Information	7
Item 6. Exhibits	7
SIGNATURES	8

        PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	February 28, 2009 (Unaudited)	November 30, 2008 (Audited)

ASSETS
Current Assets
Prepayment	$292	$26
Total current assets	292	26

Total assets	$292	$26

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$22,352	$14,138
Loans from shareholder	448,862	446,733
Total current liabilities	471,214	460,871

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(737,387)	(727,310)
Total stockholders’ deficiency	(470,922)	(460,845)

Total liabilities and stockholders’ deficiency	$292	$26

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended February 28, 2009 and February 29, 2008, and for the period from inception (December 19, 1997) to February 28, 2009

(Expressed in U.S. Dollars)	Cumulative from inception	Three months ended February 28, 2009	Three months ended February 29, 2008

Revenues	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—
General and administrative	484,631	10,077	9,117
Consulting fees – related party	150,000	—	—
Total general and administrative expenses	816,519	10,077	9,117

Operating loss	(816,519)	(10,077)	(9,117)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—
Interest expense	(53,956)	—	—
Interest income	134,561	—	—
Total other income (expense)	79,132	—	—

Net loss	$(737,387)	$(10,077)	$(9,117)

Basic and diluted net loss per share		$—	$—

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended February 28, 2009 and February 29, 2008, and for the period from inception (December 19, 1997) to February 28, 2009

(Expressed in U.S. Dollars)	Cumulative from inception	Three months ended February 28, 2009	Three months ended February 29, 2008

Cash flows from operating activities
Net loss	$(737,387)	$(10,077)	$(9,117)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(292)	(266)	(262)
Increase (decrease) in accounts payable and accrued expenses	22,352	8,214	2,103
Net cash flows used in operating activities	(655,445)	(2,129)	(7,276)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—
Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	463,259	2,129	7,276
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—
Net cash flows provided by financing activities	666,910	2,129	7,276

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes	$—	$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—
Loans payable converted to additional paid in capital	$14,397	$—	$—

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

==============================================================================

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2008 included in its Annual Report on Form 10-KSB.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. The Company’s cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional capital through shareholder loans and/or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed additional capital or that such additional funds will be available for the Company on acceptable terms, if at all. The Company’s President, who is also the majority shareholder, has orally agreed to fund its operations for the next twelve months, based on the Company’s current level of expenditures, as necessary. However, the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $448,862 at February 28, 2009 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate”, “expect”, “intend”, “plan”, “will”, “the Company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Results of Operations – The Three Months Ended February 28, 2009 compared to the three months ended February 29, 2008

Revenues

The Company did not recognize any revenue in each of the three-month periods ended February 28, 2009 and February 29, 2008.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the three-month period ended February 28, 2009 increased 9.8%, or $900, to $10,077 from $9,177 for the three-month period ended February 29, 2008.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended February 28, 2009 and February 29, 2008.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 28, 2009 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Item 4T.	Controls and Procedures

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 14, 2009	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer