Form 10-Q
period 2009-05-31
China Elite Information Co., Ltd.
filed 2009-07-02
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 1, 2009, there were 11,200,000shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.

FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 31, 2009

INDEX

Page

Number

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Interim Balance Sheets	1
Interim Statements of Operations	2
Interim Statements of Cash Flows	3
Notes to Interim Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 4T. Controls and Procedures	7
PART II. OTHER INFORMATION	7
Item 1. Legal Proceedings	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Submission of Matters to a Vote of Security Holders	8
Item 5. Other Information	8
Item 6. Exhibits	8
SIGNATURES	9

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	May 31, 2009 (Unaudited)	November 30, 2008 (Audited)

ASSETS
Current Assets
Prepayment	$204	$26
Total current assets	204	26

Total assets	$204	$26

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$7,651	$14,138
Loans from shareholder	479,196	446,733
Total current liabilities	486,847	460,871

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	—	—
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(753,108)	(727,310)
Total stockholders’ deficiency	(486,643)	(460,845)

Total liabilities and stockholders’ deficiency	$204	$26

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

For the three and six months ended May 31, 2009 and 2008, and for the period from inception (December 19, 1997) to May 31, 2009

(Expressed in U.S. Dollars)	Cumulative from inception	Six months ended May 31,		Three months ended May 31,
		2009	2008	2009	2008

Revenues	$—	$—	$—	$—	$—

General and administrative expenses
Salaries and benefits	181,888	—	—	—	—
General and administrative	500,352	25,798	20,921	15,721	11,804
Consulting fees – related party	150,000	—	—	—	—
Total general and administrative expenses	832,240	25,798	20,921	15,721	11,804

Operating loss	(832,240)	(25,798)	(20,921)	(15,721)	(11,804)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	—	—	—	—
Interest expense	(53,956)	—	—	—	—
Interest income	134,561	—	—	—	—
Total other income (expense)	79,132	—	—	—	—

Net loss	$(753,108)	$(25,798)	$(20,921)	$(15,721)	$(11,804)

Basic and diluted net loss per share		$—	$—	$—	$—

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to financial statements.

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended May 31, 2009 and 2008, and

for the period from inception (December 19, 1997) to May 31, 2009

(Expressed in U.S. Dollars)	Cumulative from inception	Six months ended May 31,
		2009	2008

Cash flows from operating activities
Net loss	$(753,108)	$(25,798)	$(20,921)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	—	—
Loss on disposal of property and equipment	1,473	—	—
Common stock issued for services	48,400	—	—
(Increase) decrease in interest receivable	(1,483)	—	—
(Increase) decrease in prepayment	(204)	(178)	(174)
Increase (decrease) in accounts payable and accrued expenses	7,651	(6,487)	(9,358)
Net cash flows used in operating activities	(685,779)	(32,463)	(30,453)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	—	—
Cash received from note receivable	1,117,602	—	—
Cash paid for equipment	(11,465)	—	—
Net cash flows used in investing activities	(11,465)	—	—

Cash flows from financing activities
Loans from shareholder	493,593	32,463	30,453
Proceeds from issuance of stock	1,531,250	—	—
Cash paid for stock redemption	(150,000)	—	—
Deferred offering costs against capital	(25,927)	—	—
Acquisition of treasury stock	(1,151,672)	—	—
Net cash flows provided by financing activities	697,244	32,463	30,453

Increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

Cash paid for interest and income taxes	$—	$—	$—

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$—	$—
Loans payable converted to additional paid in capital	$14,397	$—	$—

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

Loss Per Share

Basic earnings or (loss) per share (“EPS”) is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share information is adjusted retroactively to reflect stock splits and changes in par value.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $479,196 at May 31, 2009 represents a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Critical Accounting Policies

Based on the Company’s current level of limited operations and development stage status, the Company does not believe it has any critical accounting policies or estimates at this time.

Results of Operations – The Three Months Ended May 31, 2009 Compared to May 31, 2008

Revenues

The Company did not recognize any revenue in each of the three-month periods ended May 31, 2009 and 2008.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the three-month period ended May 31, 2009 increased 33.2%, or $3,917, to $15,721 from $11,804 for the three-month period ended May 31, 2008. This increase was due primarily to the expense of engaging a new independent auditor and filing current reports with the Securities and Exchange Commission in connection with the change of independent auditors.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended May 31, 2009 and 2008.

Results of Operations – The Six Months Ended May 31, 2009 Compared to May 31, 2008

Revenues

The Company did not recognize any revenue in each of the six-month periods ended May 31, 2009 and 2008.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the six-month period ended May 31, 2009 increased 23.3%, or $4,877, to $25,798 from $20,921 for the six-month period ended May 31, 2008. This increase was due primarily to the expense of engaging a new independent auditor and filing current reports with the Securities and Exchange Commission in connection with the Company’s change of independent auditors.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the six-month periods ended May 31, 2009 and 2008.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the six months ended May 31, 2009 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: July 2, 2009	By	/s/ Li Kin Shing
---------------------------------------------
Li Kin Shing
President and Chief Executive Officer