Form 10-K/A
period 2008-11-30
China Elite Information Co., Ltd.
filed 2009-10-13
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K
ON FORM 10-K/A

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

As of September 29, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of September 29, 2009, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference:
None.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

EXPLANATORY NOTES

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2008 (the “2008 Annual Report”), is being filed because the Registrant’s prior auditor, Clancy and Co., P.L.L.C. (“Clancy”), had its registration with the Public Company Accounting Oversight Board revoked on March 31, 2009.  As a result, the Registrant may not include Clancy’s audit report in its 2008 Annual Report.  The Registrant is amending the 2008 Annual Report to replace Clancy’s audit report with an audit report from the Registrant’s current auditor, Lynda R. Keeton CPA, LLC (“Keeton”).  Keeton has re-audited all periods presented in the financial statements contained in the 2008 Annual Report.  There was no material changes in the financial statements (including the notes thereto) contained in the 2008 Annual Report as a result of the re-audit by Keeton.

Except as so amended by this Amendment No. 1, the Registrant’s 2008 Annual Report remains as originally filed on March 13, 2009.

CHINA ELITE INFORMATION CO., LTD.
AMENDMENT NO. 1 TO FORM 10-K ON FORM 10-K/A
FOR THE YEAR ENDED NOVEMBER 30, 2008

INDEX

Page Number

PART II	1

Item 7. Financial Statements	1

SIGNATURES	15

Index

PART II

Item 7.	Financial Statements

1

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
   China Elite Information Co., Ltd.:

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended November 30, 2008 and 2007, and the period from inception (December 19, 1997) to November 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Elite Information Co., Ltd. as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the two years ended November 30, 2008 and 2007, and the period from inception (December 19, 1997) to November 30, 2008, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has limited operations and continued net losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Henderson, NV

October 7, 2009

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
BALANCE SHEETS
NOVEMBER 30, 2008 AND 2007

(Expressed in U.S. Dollars)	2008	2007

ASSETS
Current Assets
Prepayment	$26	$28
Total current assets	26	28

Total assets	$26	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$14,138	$14,185
Loans from shareholder	446,733	400,612
Total current liabilities	460,871	414,797

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(727,310)	(681,234)
Total stockholders’ deficiency	(460,845)	(414,769)

Total liabilities and stockholders’ deficiency	$26	$28

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

(Expressed in U.S. Dollars)	Cumulative from inception	2008	2007

Revenues	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-
General and administrative	474,554	46,076	68,322
Consulting fees – related party	150,000	-	-
Total general and administrative expenses	806,442	46,076	68,322

Operating loss	(806,442)	(46,076)	(68,322)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-
Interest expense	(53,956)	-	-
Interest income	134,561	-	-
Total other income (expense)	79,132	-	-

Net loss	$(727,310)	$(46,076)	$(68,322)

Basic and diluted net loss per share		$(0.00)	$(0.01)

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of common shares on August 24, 1999	66	$-	$250	$-	$-

Balance – November 30, 1999	66	-	250	-	250

Issuance of shares in private placement and merger on January 26, 2000:
Private placement in cash ($0.29 per share)	5,175,000	51,750	1,452,500	-	1,504,250
Deferred offering costs	-	-	(25,927)	-	(25,927)
Conversion of shares in merger	11,599,934	116,000	(114,233)	-	1,767
Redemption of original shares	(4,100,000)	(41,000)	(109,000)	-	(150,000)

Net loss	-	-	-	(204,348)	(204,348)

Balance – November 30, 2000	12,675,000	126,750	1,203,590	(204,348)	1,125,992

Purchase of treasury stock, (7,065,000 shares) during January 2001, from initial investors with cash ($0.16 per share)	-	-	(1,151,672)	-	(1,151,672)

Issuance of shares as stock compensation for the shares of NCTN Preferred Stock and all common shares and warrants held in the Company by original investors and in consideration of accrued services fees, February 7, 2001 ($0.01 per share)	4,200,000	42,000	-	-	42,000

Issuance of shares as stock compensation for legal fees, February 7, 2001 ($0.01 per share)	140,000	1,400	-	-	1,400

Net loss	-	-	-	(27,370)	(27,370)

Balance – November 30, 2001	17,015,000	170,150	51,918	(231,718)	(9,650)

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – CONTINUED
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Issuance of shares in private placement for cash Reg D, Rule 506, September 7, 2002 ($0.025 per share)	1,000,000	10,000	15,000	-	25,000

Issuance of shares as stock compensation for legal fees, September 7, 2002 ($0.02 per share)	250,000	2,500	2,500	-	5,000

Net loss	-	-	-	(15,780)	(15,780)

Balance – November 30, 2002	18,265,000	182,650	69,418	(247,498)	4,570

Net loss	-	-	-	(18,427)	(18,427)

Balance – November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	-	-

Loans payable converted to additional paid in capital	-	-	14,397	-	14,397

Net loss	-	-	-	(229,598)	(229,598)

Balance – November 30, 2004	11,200,000	112,000	154,465	(495,523)	(229,058)

Net loss	-	-	-	(53,088)	(53,088)

Balance – November 30, 2005	11,200,000	112,000	154,465	(548,611)	(282,146)

Net loss	-	-	-	(64,301)	(64,301)

Balance – November 30, 2006	11,200,000	112,000	154,465	(612,912)	(346,447)

Net loss	-	-	-	(68,322)	(68,322)

Balance – November 30, 2007	11,200,000	112,000	154,465	(681,234)	(414,769)

Net loss	-	-	-	(46,076)	(46,076)

Balance – November 30, 2008	11,200,000	$112,000	$154,465	$(727,310)	$(460,845)

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2008

(Expressed in U.S. Dollars)	Cumulative from inception	2008	2007

Cash flows from operating activities
Net loss	$(727,310)	$(46,076)	$(68,322)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
(Increase) decrease in interest receivable	(1,483)	-	-
(Increase) decrease in prepayment	(26)	2	(28)
Increase (decrease) in accounts payable and accrued expenses	14,138	(47)	(12,721)
Net cash flows used in operating activities	(653,316)	(46,121)	(81,071)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	461,130	46,121	81,071
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	664,781	46,121	81,071

Increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Cash paid for interest and income taxes		$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

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

Index

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

Index

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

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and related interpretations and guidance including FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The Company is not obligated for U.S. federal income taxes because it is a British Virgin Islands company, which is not subject to U.S. Federal income tax.  The British Virgin Islands also does not have a corporate income tax.  If the Company merges with a U.S. based company, historical net operating losses may not be available for future net income offset.

Index

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

Index

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

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles."  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411.  The Company not expect that the adoption the adoption of SFAS No. 162 will have an impact on its financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 157-4 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending November 30, 2009. This will not have an impact on the consolidated results of the Company.

Index

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

On March 2, 2001, the Company received preferred shares in NCTN Networks, Inc. in full settlement of the note receivable and the outstanding interest. The Company retained the warrants it received and returned all Teltran share certificates, which were held as security for the note receivable. Simultaneously, these preferred shares were exchanged as consideration for all outstanding shares and warrants in the Company held by the Company's investors.  This resulted in the Company issuing 4,200,000 shares of its common stock valued at $42,000.

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

Index

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

6.  Stockholders’ equity

The Company’s authorized common stock is 50,000,000 common shares with $0.01 par value.  The Company’s authorized preferred stock is 10,000,000 preferred shares with $0.01 par value.  The common and preferred shares have the same rights, which is allowed under the laws of the British Virgin Islands.

All stock transactions are disclosed in footnote 1 and 3 above except the following:

•
During the year ended November 30, 2001 the Company repurchased 7,065,000 shares of its common stock from its' initial investors with a payment of a stock offering for a total consideration value of $1,151,672.  In 2004, these shares where repurchased by the Company, cancelled and then held as treasury shares in connection with the May 21, 2004 Merger Agreement.

•	140,000 shares were issued for legal services valued at $1,400, or $0.01 per share, in February 2001.

•
In September 2002 the Company issued a total of 1,250,000 shares of its common stock in a private placement, for a total consideration of $30,000 ($.025 per share). Of this, 250,000 shares represented a $5,000 payment for legal fees.

•	In 2004, loans in the amount of $14,397 that were payable to the Company’s former director and President, Mr. Darrell Lerner, were contributed to capital by Mr. Lerner.

The Company has had no stock transactions since the fiscal year ending November 30, 2004.

END OF FINANCIAL STATEMENTS

Index

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: October 9, 2009	By:	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	October 9, 2009
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)

15