Form 10-Q
period 2009-08-31
China Elite Information Co., Ltd.
filed 2009-10-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the transition period from ______to ______

Commission file number:  000-25591

CHINA ELITE INFORMATION CO., LTD.

(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o DeHeng Chen, LLC, 225 Broadway, Suite 1910, NY, NY	10007
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Large accelerated filer                                                                   ☐ Accelerated filer
☐ Non-accelerated filer                                                                     ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2009, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2009

Index

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	August 31, 2009 (Unaudited)	November 30, 2008 (Audited)

ASSETS
Current Assets
Prepayment	$116	$26
Total current assets	116	26

Total assets	$116	$26

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$10,203	$14,138
Loans from shareholder	484,716	446,733
Total current liabilities	494,919	460,871

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(761,268)	(727,310)
Total stockholders’ deficiency	(494,803)	(460,845)

Total liabilities and stockholders’ deficiency	$116	$26

See condensed notes to financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and nine months ended August 31, 2009 and 2008, and for the period from inception (December 19, 1997) to August 31, 2009

	Cumulative from	Nine months ended August 31,		Three months ended August 31,
(Expressed in U.S. Dollars)	inception	2009	2008	2009	2008

Revenues	$-	$-	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-	-	-
General and administrative	508,512	33,958	31,087	8,160	10,166
Consulting fees – related party	150,000	-	-	-	-
Total general and administrative expenses	840,400	33,958	31,087	8,160	10,166

Operating loss	(840,400)	(33,958)	(31,087)	(8,160)	(10,166)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-	-	-
Interest expense	(53,956)	-	-	-	-
Interest income	134,561	-	-	-	-
Total other income (expense)	79,132	-	-	-	-

Net loss	$(761,268)	$(33,958)	$(31,087)	$(8,160)	$(10,166)

Basic and diluted net loss per share		$-	$-	$-	$-

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended August 31, 2009 and 2008, and
for the period from inception (December 19, 1997) to August 31, 2009

	Cumulative from	Nine months ended August 31,
(Expressed in U.S. Dollars)	inception	2009	2008

Cash flows from operating activities
Net loss	$(761,268)	$(33,958)	$(31,087)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
(Increase) decrease in interest receivable	(1,483)	-	-
(Increase) decrease in prepayment	(116)	(90)	(86)
Increase (decrease) in accounts payable and accrued expenses	10,203	(3,935)	(6,017)
Net cash flows used in operating activities	(691,299)	(37,983)	(37,190)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	499,113	37,983	37,190
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	702,764	37,983	37,190

Increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

See condensed notes to financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2008 included in its Annual Report as amended by Amendment No. 1 to Form 10-K on Form 10-K/A.

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

Index

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $484,716 at August 31, 2009 represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index

Results of Operations – The Three Months Ended August 31, 2009 Compared to August 31, 2008

Revenues

The Company did not recognize any revenue in each of the three-month periods ended August 31, 2009 and 2008.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended August 31, 2009 decreased 19.7%, or $2,006, to $8,160 from $10,166 for the three-month period ended August 31, 2008.  This decrease was primarily due to the decrease of legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended August 31, 2009 and 2008.

Results of Operations – The Nine Months Ended August 31, 2009 Compared to August 31, 2008

Revenues

The Company did not recognize any revenue in each of the nine-month periods ended August 31, 2009 and 2008.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the nine-month period ended August 31, 2009 increased 9.2%, or $2,871, to $33,958 from $31,087 for the nine-month period ended August 31, 2008.  This increase was due primarily to the expense of engaging a new independent auditor and filing current reports with the Securities and Exchange Commission in connection with the Company’s change of independent auditors.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the nine-month periods ended August 31, 2009 and 2008.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the nine months ended August 31, 2009 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

Index

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

Index

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

CHINA ELITE INFORMATION CO., LTD.

Date: October 15, 2009	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer