Form 10-K
period 2009-11-30
China Elite Information Co., Ltd.
filed 2010-03-01
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2009

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

Name of each exchange on which registered:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☐ No ☐

Indicate by check mark if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of March 1, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of March 1, 2010, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

CHINA ELITE INFORMATION CO., LTD.
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2009

Index

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate”, “expect”, “intend”, “plan”, “will”, “the Company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise capital to fund cash requirements for future operations; (ii) uncertainties involved in the acquisition of an operating business in a targeted industry and/or a targeted geographic region; (iii) the Company’s ability to achieve sufficient revenues through an operating business to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

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

Index

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

Index

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

Item 1A.	Risk Factors

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Index

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

Item 3.	Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended November 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our securities. We intend to seek a market maker to apply for eligibility to quote our securities on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Number of Shareholders as of November 30, 2009 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of  March 1, 2010, we had a total of 11,200,000 common shares outstanding and as of  March 1, 2010, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below).  Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Act.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrell Lerner, Byron Lerner and James Tubbs. These shares were acquired by Jandah from affiliates of the Company in a private transaction and, therefore, became eligible for resale under Rule 144 on May 21, 2005.

Index

In general, under Rule 144 as recently amended, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who as beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of March 1, 2010; or

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

Item 6.	Selected Financial Data

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this Form 10-K.

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

Index

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

Results of Operations – Year Ended November 30, 2009 Compared to the Year Ended November 30, 2008

Revenues

The Company did not recognize any revenue in each of the years ended November 30, 2009 and 2008.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the year ended November 30, 2009 increased 5.9%, or $2,720, to $48,796 from $46,076 for the year ended November 30, 2008. This increase was due primarily to the expense of engaging a new independent auditor and filing current reports with the Securities and Exchange Commission in connection with the Company’s change of independent auditors.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the years ended November 30, 2009 and 2008.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2009 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Index

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Effect of New Accounting Standards

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. There was no material impact on the financial statements as a result of the adoption of this new guidance.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. There was no material impact on the financial statements as a result of the adoption of this new guidance.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and disclosure of the date through which subsequent events have been evaluated. The new guidance became effective for interim and annual periods ending after June 15, 2009. There was no material impact on the financial statements as a result of the adoption of this new guidance.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for annual financial periods beginning after November 15, 2009. The new guidance requires evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued authoritative guidance that identifies the FASB Accounting Standards Codification (“Codification”) as the sole source of U.S. GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. The new guidance became effective for interim and annual periods ending after September 15, 2009. The Company is utilizing the plain-English method for disclosures when referencing accounting standards. The adoption of Codification did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Index

In October 2009, the FASB issued amendments to the accounting and disclosure for accounting for certain revenue arrangements that include software elements. The amendments change the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scope these products out of current software revenue guidance. The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. These amendments, effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The adoption of this new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Index

Item 8.	Financial Statements and Supplementary Data

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Elite Information Co., Ltd.:

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years ended November 30, 2009 and 2008, and the period from inception (December 19, 1997) to November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Elite Information Co., Ltd. as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the two years ended November 30, 2009 and 2008, and the period from inception (December 19, 1997) to November 30, 2009, in conformity with generally accepted accounting principles in the United States.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Henderson, NV

February 24, 2010

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
BALANCE SHEETS
NOVEMBER 30, 2009 AND 2008

(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current Assets
Prepayment	$-	$26
Total current assets	-	26

Total assets	$-	$26

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$3,687	$14,138
Loans from shareholder	505,954	446,733
Total current liabilities	509,641	460,871

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(776,106)	(727,310)
Total stockholders’ deficiency	(509,641)	(460,845)

Total liabilities and stockholders’ deficiency	$-	$26

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2009

(Expressed in U.S. Dollars)	Cumulative from inception	2009	2008

Revenues	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-
General and administrative	523,350	48,796	46,076
Consulting fees – related party	150,000	-	-
Total general and administrative expenses	855,238	48,796	46,076

Operating loss	(855,238)	(48,796)	(46,076)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-
Interest expense	(53,956)	-	-
Interest income	134,561	-	-
Total other income (expense)	79,132	-	-

Net loss	$(776,106)	$(48,796)	$(46,076)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2009

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

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – CONTINUED
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2009

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Net loss	-	-	-	(18,427)	(18,427)

Balance – November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	-	-
Loans payable converted to additional paid in capital	-	-	14,397	-	14,397
Net loss	-	-	-	(229,598)	(229,598)

Balance – November 30, 2004	11,200,000	112,000	154,465	(495,523)	(229,058)

Net loss	-	-	-	(53,088)	(53,088)

Balance – November 30, 2005	11,200,000	112,000	154,465	(548,611)	(282,146)

Net loss	-	-	-	(64,301)	(64,301)

Balance – November 30, 2006	11,200,000	112,000	154,465	(612,912)	(346,447)

Net loss	-	-	-	(68,322)	(68,322)

Balance – November 30, 2007	11,200,000	112,000	154,465	(681,234)	(414,769)

Net loss	-	-	-	(46,076)	(46,076)

Balance – November 30, 2008	11,200,000	112,000	154,465	(727,310)	(460,845)

Net loss	-	-	-	(48,796)	(48,796)

Balance – November 30, 2009	11,200,000	$112,000	$154,465	$(776,106)	$(509,641)

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2009

(Expressed in U.S. Dollars)	Cumulative from inception	2009	2008

Cash flows from operating activities
Net loss	$(776,106)	$(48,796)	$(46,076)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
(Increase) decrease in interest receivable	(1,483)	-	-
(Increase) decrease in prepayment	-	26	2
Increase (decrease) in accounts payable and accrued expenses	3,687	(10,451)	(47)
Net cash flows used in operating activities	(712,537)	(59,221)	(46,121)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	520,351	59,221	46,121
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	724,002	59,221	46,121

Increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Cash paid for interest and income taxes		$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements
November 30, 2009
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

Income Taxes

As required by the Income Taxes Topic of FASB ASC, the Company accounts for income taxes under the liability method of accounting for income taxes. The liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The Company is not obligated for U.S. federal income taxes because it is a British Virgin Islands company, which is not subject to U.S. Federal income tax. The British Virgin Islands also does not have a corporate income tax. If the Company merges with a U.S. based company, historical net operating losses may not be available for future net income offset.

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with the Earnings Per Share Topic of FASB ASC. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the Stock Compensation Payment Topic of FASB ASC, which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. There were no outstanding awards during the years ended November 30, 2009 and 2008.

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

Subsequent Events

Management has reviewed and evaluated material subsequent events from the balance sheet date of November 30, 2009 through the financial statements issue date of February 24, 2010, and concluded that no subsequent events require disclosure or recognition in the November 30, 2009 financial statements.

Recent Accounting Pronouncements

In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. There was no material impact on the financial statements as a result of the adoption of this new guidance.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. There was no material impact on the financial statements as a result of the adoption of this new guidance.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements – (Continued)

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and disclosure of the date through which subsequent events have been evaluated. The new guidance became effective for interim and annual periods ending after June 15, 2009. There was no material impact on the financial statements as a result of the adoption of this new guidance.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for annual financial periods beginning after November 15, 2009. The new guidance requires evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued authoritative guidance that identifies the FASB Accounting Standards Codification (“Codification”) as the sole source of U.S. GAAP recognized by the FASB. The Codification identifies only two levels of GAAP: authoritative and nonauthoritative. The new guidance became effective for interim and annual periods ending after September 15, 2009. The Company is utilizing the plain-English method for disclosures when referencing accounting standards. The adoption of Codification did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The adoption of this new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for accounting for certain revenue arrangements that include software elements. The amendments change the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scope these products out of current software revenue guidance. The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. These amendments, effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The adoption of this new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2009 and 2008, and as of the date of issuance of these financial statements.

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

During the fiscal years ended November 30, 2009 and 2008, and to date, the Company uses office space in a building located at 225 Broadway, Suite 1910, New York, New York 10007. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

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

•	In 2004, loans in the amount of $14,397 that were payable to the Company’s former director and President, Mr. Darrell Lerner were contributed to capital by Mr. Lerner.

The Company has had no stock transactions since the fiscal year ending November 30, 2004.

END OF FINANCIAL STATEMENTS

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 18, 2009, Clancy and Co., P.L.L.C. (“Clancy”), the Company’s independent registered public accountants, notified the Company that it had resigned as the Company’s independent auditors effective as of March 17, 2009.

On April 2, 2009, the Company appointed Lynda R. Keeton CPA, LLC (“Keeton”) to succeed Clancy as the Company’s new independent registered public accounting firm. The decision to appoint Keeton was recommended and approved by the sole director of the Company.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management's assessment and those criteria, management believes that, as of November 30, 2009, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Index

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position
Li Kin Shing	52	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman of Directel Limited, a mobile virtual network operator with operations primarily in the People’s Republic of China, including the Hong Kong market. Mr. Li is also a director of International Elite Limited, one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the PRC. Mr. Li was the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China, and he resigned effective February 2, 2007. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI), which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of UTStarcom's subsidiary, UTStarcom Hong Kong Limited.

Corporate Governance

The Board

During our fiscal year ended November 30, 2009, Company's Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

Index

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2009, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance At Annual Meetings

The Company does not have a formal policy regarding the Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2009.

Code of Ethics

We adopted a code of ethics in February 2005, which applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, and/or persons performing similar functions.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Index

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

Item 11.	Executive Compensation

Compensation of Directors and Executive Officers

Darrell Lerner had been our President, Chief Executive Officer and Treasurer since inception until his resignation, effective May 21, 2004. Upon Mr. Lerner’s resignation, Mr. Li Kin Shing was appointed as our President, CEO and CFO, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2007, 2008 and 2009.

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

Stock Options

We did not grant stock options in the fiscal years ended November 30, 2007, 2008 or 2009 to any director or executive officer.  No Executive Officer held options during the fiscal years ended November 30, 2008 and 2009. The Company does not have any stock options outstanding at all.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

Index

The following table sets forth certain information, as of March 1, 2010, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

	Number of Shares	Percent of
	of Common shares	Common shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned

Jandah Management Limited	9,276,000	82.8%
Glory Ways Holdings Limited	846,000	7.5%
Good Business Technology Limited	854,000	7.6%
Li Kin Shing (2)	9,276,000	82.8%
All directors and executive officers as a group (1 person)	9,276,000	82.8%

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

Equity Compensation Plan Information

The Company’s has not adopted any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Certain Relationships and Related Transactions

As of November 30, 2009, the Company has received unsecured and non-interest bearing loans totaling $505,954 from Jandah Management Limited, which Mr. Li is the sole shareholder. The loans are due on demand.

Index

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

We have no plans to issue any additional securities to management, promoters, affiliates or associates at the present time. If our Board of Directors adopts an employee stock option or pension plan, we may issue additional shares according to the terms of this plan. Although we have a very large amount of authorized but un-issued common stock, we intend to reserve this stock to implement our plan of operations. We may attempt to use shares as consideration, instead of cash. We may issue shares if we engage in a merger or acquisition or we may issue shares as consideration for services rendered to us or in other transactions in the normal course of business. In such a case, an indeterminate amount of unissued stock may be issued by us.

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

Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firms:

Fee Category	Year Ended November 30, 2009	Year Ended November 30, 2008
Audit fees	$25,655	$19,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements, including Registrations Statements and post-effective amendments to previously filed registration statements.

Index

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

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor for the year ended November 30, 2009. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Exhibit No.	Description
3.1	Articles of Continuation of China Elite Information Co., Ltd.*
3.2	Memorandum of Association of China Elite Information Co., Ltd.*
3.3	Articles of Association of China Elite Information Co., Ltd.*
3.4	Certificate of Transfer of Relocate 411.com, Inc.*
10.1	Stock Purchase Agreement, dated as of May 21, 2004, by and among Jandah Management Limited, Darrell Lerner, Byron Lerner and James Tubbs.**
10.2	Form of Common Stock Purchase Agreement with Glory Way Holdings Limited.**
10.3	Form of Common Stock Purchase Agreement with Good Business Technology Limited.**
10.4	Form of Common Stock Purchase Agreement between Glory Way Holdings Limited and each of Barry Manko and Grushko & Mittman.**
10.5	Consulting Agreement, dated as of May 21, 2004, by and between the Company and Darrell Lerner.**
14	The Code of Ethics of China Elite Information Co., Ltd.***
31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#

Index

32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
#	Filed herewith.

*	Filed as an exhibit to the Current Report on Form 8-K, dated August 12, 2004, filed on August 17, 2004 and incorporated herein by reference.

**	Filed as an exhibit to the Current Report on Form 8-K, dated May 21, 2004, filed on May 25, 2004 and incorporated herein by reference.

***	Filed as an exhibit to the Form 10-KSB for the fiscal year ended November 30, 2004, filed on March 15, 2005 and incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: March 1, 2010	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	March 1, 2010
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)