Form 10-Q
period 2010-02-28
China Elite Information Co., Ltd.
filed 2010-04-19
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 14, 2010, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010

Index

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	February 28, 2010 (Unaudited)	November 30, 2009 (Audited)

ASSETS
Current Assets
Prepayment	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$11,035	$3,687
Loans from shareholder	510,519	505,954
Total current liabilities	521,554	509,641

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(788,019)	(776,106)
Total stockholders’ deficiency	(521,554)	(509,641)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended February 28, 2010 and 2009, and
for the period from inception (December 19, 1997) to February 28, 2010

(Expressed in U.S. Dollars)	Cumulative from inception	2010	2009

Revenues	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-
General and administrative	535,263	11,913	10,077
Consulting fees – related party	150,000	-	-
Total general and administrative expenses	867,151	11,913	10,077

Operating loss	(867,151)	(11,913)	(10,077)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-
Interest expense	(53,956)	-	-
Interest income	134,561	-	-
Total other income (expense)	79,132	-	-

Net loss	$(788,019)	$(11,913)	$(10,077)

Basic and diluted net loss per share		$-	$-

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended February 28, 2010 and 2009, and
for the period from inception (December 19, 1997) to February 28, 2010

(Expressed in U.S. Dollars)	Cumulative from inception	2010	2009

Cash flows from operating activities
Net loss	$(788,019)	$(11,913)	$(10,077)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
(Increase) decrease in interest receivable	(1,483)	-	-
(Increase) decrease in prepayment	-	-	(266)
Increase (decrease) in accounts payable and accrued expenses	11,035	7,348	8,214
Net cash flows used in operating activities	(717,102)	(4,565)	(2,129)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	524,916	4,565	2,129
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	728,567	4,565	2,129

Increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

See condensed notes to financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2009 included in its Annual Report on Form 10-K.

Loss Per Share

Basic earnings or (loss) per share (“EPS”) is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Earnings Per Share Topic of FASB ASC. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

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

Index

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $510,519 at February 28, 2010 represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Results of Operations – The Three Months Ended February 28, 2010 compared to the three months ended February 28, 2009

Revenues

Index

The Company did not recognize any revenue in each of the three-month periods ended February 28, 2010 and February 28, 2009.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended February 28, 2010 increased 18.2%, or $1,836, to $11,913 from $10,077 for the three-month period ended February 28, 2009.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended February 28, 2010 and February 28, 2009.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 28, 2010 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 14, 2010	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer