Form 10-K
period 2010-11-30
China Elite Information Co., Ltd.
filed 2011-02-28
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______

Commission file number:  000-25591

CHINA ELITE INFORMATION CO., LTD.
(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o DeHeng Chen, LLC, 225 Broadway, Suite 1910, NY, NY	10007
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity as of May 31, 2010 held by non-affiliates of the registrant was $0.

As of February 21, 2011, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

CHINA ELITE INFORMATION CO., LTD.
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2010

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

Index

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

Index

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

Index

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

Item 3.	Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4.	Removed and Reserved

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our securities. We intend to seek a market maker to apply for eligibility to quote our securities on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system.

Number of Shareholders as of November 30, 2010 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of February 21, 2011, we had a total of 11,200,000 common shares outstanding and as of February 21, 2011, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below).  Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Act.

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

In general, under Rule 144 as recently amended, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who as beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of February 21, 2011; or

2.	The average weekly trading volume of the Company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales by affiliates under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the Company.

Index

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

Index

Results of Operations – Year Ended November 30, 2010 Compared to the Year Ended November 30, 2009

Revenues

The Company did not recognize any revenue in each of the years ended November 30, 2010 and 2009.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the year ended November 30, 2010 decreased 31.1%, or $15,156, to $33,640 from $48,796 for the year ended November 30, 2009. This decrease was due primarily to the reduction of legal and professional expenses of engaging a new independent auditor and filing current reports with the Securities and Exchange Commission in connection with the Company’s change of independent auditors.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the years ended November 30, 2010 and 2009.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2010 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Elite Information Co., Ltd.:

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the two years ended November 30, 2010 and 2009, and the period from inception (December 19, 1997) to November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Elite Information Co., Ltd. as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the two years ended November 30, 2010 and 2009, and the period from inception (December 19, 1997) to November 30, 2010, in conformity with generally accepted accounting principles in the United States.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC
Henderson, NV

February 24, 2011

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
BALANCE SHEETS
NOVEMBER 30, 2010 AND 2009

(Expressed in U.S. Dollars)	2010	2009

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$8,223	$3,687
Loans from shareholder	535,058	505,954
Total current liabilities	543,281	509,641

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(809,746)	(776,106)
Total stockholders’ deficiency	(543,281)	(509,641)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2010

(Expressed in U.S. Dollars)	Cumulative from inception	2010	2009

Revenues	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-
General and administrative	556,990	33,640	48,796
Consulting fees – related party	150,000	-	-
Total general and administrative expenses	888,878	33,640	48,766

Operating loss	(888,878)	(33,640)	(48,796)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-
Interest expense	(53,956)	-	-
Interest income	134,561	-	-
Total other income (expense)	79,132	-	-

Net loss	$(809,746)	$(33,640)	$(48,796)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2010

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

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – CONTINUED
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2010

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Net loss	-	-	-	(18,427)	(18,427)

Balance – November 30, 2003	18,265,000	182,650	69,418	(265,925)	(13,857)

Cancellation of treasury shares in connection with May 21, 2004 Merger Agreement	(7,065,000)	(70,650)	70,650	-	-
Loans payable converted to additional paid in capital	-	-	14,397	-	14,397
Net loss	-	-	-	(229,598)	(229,598)

Balance – November 30, 2004	11,200,000	112,000	154,465	(495,523)	(229,058)

Net loss	-	-	-	(53,088)	(53,088)

Balance – November 30, 2005	11,200,000	112,000	154,465	(548,611)	(282,146)

Net loss	-	-	-	(64,301)	(64,301)

Balance – November 30, 2006	11,200,000	112,000	154,465	(612,912)	(346,447)

Net loss	-	-	-	(68,322)	(68,322)

Balance – November 30, 2007	11,200,000	112,000	154,465	(681,234)	(414,769)

Net loss	-	-	-	(46,076)	(46,076)

Balance – November 30, 2008	11,200,000	112,000	154,465	(727,310)	(460,845)

Net loss	-	-	-	(48,796)	(48,796)

Balance – November 30, 2009	11,200,000	112,000	154,465	(776,106)	(509,641)

Net loss	-	-	-	(33,640)	(33,640)

Balance – November 30, 2010	11,200,000	$112,000	$154,465	$(809,746)	$(543,281)

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2010

(Expressed in U.S. Dollars)	Cumulative from inception	2010	2009

Cash flows from operating activities
Net loss	$(809,746)	$(33,640)	$(48,796)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
Interest receivable	(1,483)	-	-
Prepayment	-	-	26
Accounts payable and accrued expenses	8,223	4,536	(10,451)
Net cash flows used in operating activities	(741,641)	(29,104)	(59,221)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	549,455	29,104	59,221
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	753,106	29,104	59,221

Increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Cash paid for interest and income taxes		$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements
November 30, 2010
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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the Stock Compensation Payment Topic of FASB ASC, which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. There were no outstanding awards during the years ended November 30, 2010 and 2009.

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

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2010 and 2009, and as of the date of issuance of these financial statements.

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

During the fiscal years ended November 30, 2010 and 2009, and to date, the Company uses office space in a building located at 225 Broadway, Suite 1910, New York, New York 10007. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management's assessment and those criteria, management believes that, as of November 30, 2010, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Directors and Executive Officers

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position
Li Kin Shing	53	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman and non-executive director of Directel Holdings Limited, a mobile virtual network operator with operations primarily in Hong Kong. Mr. Li is also the CEO and executive director of International Elite Ltd., one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the PRC. Mr. Li was the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China, and he resigned effective February 2, 2007. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI), which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of UTStarcom's subsidiary, UTStarcom Hong Kong Limited.

Index

Corporate Governance

The Board

During our fiscal year ended November 30, 2010, Company's Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2010, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance at Annual Meetings

The Company does not have a formal policy regarding the Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2010.

Index

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

Compensation of Directors and Executive Officers

Mr. Li Kin Shing was appointed as our President, CEO and CFO, effective June 4, 2004, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2008, 2009 and 2010.

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

Index

Stock Options

We did not grant stock options in the fiscal years ended November 30, 2008, 2009 or 2010 to any director or executive officer.  No Executive Officer held options during the fiscal years ended November 30, 2009 and 2010. The Company does not have any stock options outstanding at all.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of February 21, 2011, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

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

Changes in Control

We are not aware of any arrangements which may at a subsequent date result in a change in control of the Company.

Index

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

Certain Relationships and Related Transactions

As of November 30, 2010, the Company has received unsecured and non-interest bearing loans totaling $535,058 from Jandah Management Limited, which Mr. Li is the sole shareholder. The loans are due on demand.

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

Index

Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firms:

Fee Category	Year Ended November 30, 2010	Year Ended November 30, 2009
Audit fees	$14,402	$25,655
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor for the year ended November 30, 2010. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2010.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

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

CHINA ELITE INFORMATION CO., LTD.

Date: February 28, 2011	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	February 28, 2011
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)