Form 10-Q
period 2011-02-28
China Elite Information Co., Ltd.
filed 2011-04-13
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 13, 2011, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011

Index

PART I.   FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	February 28, 2011 (Unaudited)	November 30, 2010 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$10,340	$8,223
Loans from shareholder	543,369	535,058
Total current liabilities	553,709	543,281

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(820,174)	(809,746)
Total stockholders’ deficiency	(553,709)	(543,281)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended February 28, 2011 and 2010, and
for the period from inception (December 19, 1997) to February 28, 2011

(Expressed in U.S. Dollars)	Cumulative from inception	2011	2010

Revenues	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-
General and administrative	567,418	10,428	11,913
Consulting fees – related party	150,000	-	-
Total general and administrative expenses	899,306	10,428	11,913

Operating loss	(899,306)	(10,428)	(11,913)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-
Interest expense	(53,956)	-	-
Interest income	134,561	-	-
Total other income (expense)	79,132	-	-

Net loss	$(820,174)	$(10,428)	$(11,913)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended February 28, 2011 and 2010, and
for the period from inception (December 19, 1997) to February 28, 2011

(Expressed in U.S. Dollars)	Cumulative from inception	2011	2010

Cash flows from operating activities
Net loss	$(820,174)	$(10,428)	$(11,913)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
Interest receivable	(1,483)	-	-
Accounts payable and accrued expenses	10,340	2,117	7,348
Net cash flows used in operating activities	(749,952)	(8,311)	(4,565)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	557,766	8,311	4,565
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	761,417	8,311	4,565

Increase (decrease) in cash and cash equivalents	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2010 included in its Annual Report on Form 10-K.

Loss Per Share

Basic earnings or (loss) per share (“EPS”) is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Earnings Per Share Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities and the Company has incurred a net loss. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

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

Index

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $543,369 at February 28, 2011 (at November 30, 2010: $535,058) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index

Results of Operations – The Three Months Ended February 28, 2011 compared to the three months ended February 28, 2010

Revenues

The Company did not recognize any revenue in each of the three-month periods ended February 28, 2011 and February 28, 2010.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended February 28, 2011 decreased 12.5%, or $1,485, to $10,428 from $11,913 for the three-month period ended February 28, 2010. This decrease was primarily due to the reduction of audit fee.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended February 28, 2011 and February 28, 2010.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 28, 2011 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Index

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 13, 2011	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer