Form 10-Q
period 2011-08-31
China Elite Information Co., Ltd.
filed 2011-10-17
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 17, 2011, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2011

Index

PART I.   FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	August 31, 2011 (Unaudited)	November 30, 2010 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$6,094	$8,223
Loans from shareholder	561,590	535,058
Total current liabilities	567,684	543,281

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(834,149)	(809,746)
Total stockholders’ deficiency	(567,684)	(543,281)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and nine months ended August 31, 2011 and 2010, and for the period from inception (December 19, 1997) to August 31, 2011

	Cumulative	Nine months ended		Three months ended
	from	August 31,		August 31,
(Expressed in U.S. Dollars)	inception	2011	2010	2011	2010

Revenues	$-	$-	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-	-	-
General and administrative	581,393	24,403	26,486	6,181	6,372
Consulting fees – related party	150,000	-	-	-	-
Total general and administrative expenses	913,281	24,403	26,486	6,181	6,372

Operating loss	(913,281)	(24,403)	(26,486)	(6,181)	(6,372)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-	-	-
Interest expense	(53,956)	-	-	-	-
Interest income	134,561	-	-	-	-
Total other income (expense)	79,132	-	-	-	-

Net loss	$(834,149)	$(24,403)	$(26,486)	$(6,181)	$(6,372)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended August 31, 2011 and 2010, and
for the period from inception (December 19, 1997) to August 31, 2011

	Cumulative
	from
(Expressed in U.S. Dollars)	inception	2011	2010

Cash flows from operating activities
Net loss	$(834,149)	$(24,403)	$(26,486)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities Interest receivable	(1,483)	-	-
Accounts payable and accrued expenses	6,094	(2,129)	2,796
Net cash flows used in operating activities	(768,173)	(26,532)	(23,690)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	575,987	26,532	23,690
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	779,638	26,532	23,690

Increase (decrease) in cash and cash equivalents	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

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

Index

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $561,590 at August 31, 2011 (at November 30, 2010: $535,058) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index

Results of Operations – The Three Months Ended August 31, 2011 Compared to the Three Months Ended August 31, 2010

Revenues

The Company did not recognize any revenue in each of the three-month periods ended August 31, 2011 and August 31, 2010.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended August 31, 2011 decreased 3.0%, or $191, to $6,181 from $6,372 for the three-month period ended August 31, 2010.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended August 31, 2011 and August 31, 2010.

Results of Operations – The Nine Months Ended August 31, 2011 Compared to the Nine Months Ended August 31, 2010

Revenues

The Company did not recognize any revenue in each of the nine-month periods ended August 31, 2011 and August 31, 2010.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the nine-month period ended August 31, 2011 decreased 7.9%, or $2,083, to $24,403 from $26,486 for the nine-month period ended August 31, 2010. This decrease was primarily due to the reduction of audit fee.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the nine-month periods ended August 31, 2011 and August 31, 2010.

Index

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the nine months ended August 31, 2011 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Exhibit 101.INS - XBRL Instance Document

Exhibit 101.SCH  - XBRL Schema Document

Exhibit 101.CAL - XBRL Calculation Linkbase Document

Exhibit 101.DEF - XBRL Definition Linkbase Document

Exhibit 101.LAB - XBRL Label Linkbase Document

Exhibit 101.PRE - XBRL Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ELITE INFORMATION CO., LTD.

Date: October 17, 2011	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer