Form 10-Q/A
period 2011-08-31
China Elite Information Co., Ltd.
filed 2011-11-17
CIK 1077561

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

Preliminary Note – This Amendment No. 1 to Form 10-Q is being filed solely to add the XBRL files as exhibits to this report in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

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

CHINA ELITE INFORMATION CO., LTD.

Date: November 17, 2011	By:	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer