Form 10-Q
period 2012-02-29
China Elite Information Co., Ltd.
filed 2012-04-16
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 16, 2012, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012

INDEX

Page
Number

Index

PART I.   FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	February 29, 2012 (Unaudited)	November 30, 2011 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$11,672	$2,788
Loans from shareholder	577,151	573,147
Total current liabilities	588,823	575,935

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(855,288)	(842,400)
Total stockholders’ deficiency	(588,823)	(575,935)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended February 29, 2012 and February 28, 2011, and for the period from inception (December 19, 1997) to February 29, 2012

(Expressed in U.S. Dollars)	Cumulative from inception	2012	2011

Revenues	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-
General and administrative	602,532	12,888	10,428
Consulting fees – related party	150,000	-	-
Total general and administrative expenses	934,420	12,888	10,428

Operating loss	(934,420)	(12,888)	(10,428)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-
Interest expense	(53,956)	-	-
Interest income	134,561	-	-
Total other income (expense)	79,132	-	-

Net loss	$(855,288)	$(12,888)	$(10,428)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended February 29, 2012 and February 28, 2011, and for the period from inception (December 19, 1997) to February 29, 2012

(Expressed in U.S. Dollars)	Cumulative from inception	2012	2011

Cash flows from operating activities
Net loss	$(855,288)	$(12,888)	$(10,428)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
Interest receivable	(1,483)	-	-
Accounts payable and accrued expenses	11,672	8,884	2,117
Net cash flows used in operating activities	(783,734)	(4,004)	(8,311)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	591,548	4,004	8,311
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	795,199	4,004	8,311

Increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

See condensed notes to interim financial statements.

Index

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2011 included in its Annual Report on Form 10-K.

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

Index

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $577,151 at February 29, 2012 (at November 30, 2011: $573,147) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index

Results of Operations – The Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

Revenues

The Company did not recognize any revenue in each of the three-month periods ended February 29, 2012 and February 28, 2011.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended February 29, 2012 increased 23.6%, or $2,460, to $12,888 from $10,428 for the three-month period ended February 28, 2011. The higher expenses in current period were primarily due to the increase of audit fee and legal expense.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended February 29, 2012 and February 28, 2011.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 29, 2012 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Index

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 16, 2012	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer