Form 10-Q
period 2013-05-31
China Elite Information Co., Ltd.
filed 2013-07-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______

Commission file number:  000-25591

CHINA ELITE INFORMATION CO., LTD.

(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o DeHeng Chen, LLC, 233 Broadway, Suite 2200, NY, NY	10279
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 15, 2013, there were 11,200,000 shares of common stock outstanding.

Index
CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2013

Index
PART I.   FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	May 31, 2013 (Unaudited)	November 30, 2012 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,425	$4,425
Loans from shareholder	630,532	605,514
Total current liabilities	631,957	609,939

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(898,422)	(876,404)
Total stockholders' deficiency	(631,957)	(609,939)

Total liabilities and stockholders' deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and six months ended May 31, 2013 and 2012, and for the period from inception (December 19, 1997) to May 31, 2013

	Cumulative from	Six months ended May 31,		Three months ended May 31,
(Expressed in U.S. Dollars)	inception	2013	2012	2013	2012

Revenues	$-	$-	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-	-	-
General and administrative	645,666	22,018	20,771	6,367	7,883
Consulting fees – related party	150,000	-	-	-	-
Total general and administrative expenses	977,554	22,018	20,771	6,367	7,883

Operating loss	(977,554)	(22,018)	(20,771)	(6,367)	(7,883)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-	-	-
Interest expense	(53,956)	-	-	-	-
Interest income	134,561	-	-	-	-
Total other income (expense)	79,132	-	-	-	-

Net loss	$(898,422)	$(22,018)	$(20,771)	$(6,367)	$(7,883)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended May 31, 2013 and 2012, and
for the period from inception (December 19, 1997) to May 31, 2013

	Cumulative from
(Expressed in U.S. Dollars)	inception	2013	2012

Cash flows from operating activities
Net loss	$(898,422)	$(22,018)	$(20,771)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
Interest receivable	(1,483)	-	-
Accounts payable and accrued expenses	1,425	(3,000)	(813)
Net cash flows used in operating activities	(837,115)	(25,018)	(21,584)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	644,929	25,018	21,584
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	848,580	25,018	21,584

Increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

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

Loss Per Share
Basic earnings or (loss) per share ("EPS") is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Earnings Per Share Topic of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities and the Company has incurred a net loss. All per share information is adjusted retroactively to reflect stock splits and changes in par value.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. The Company's cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional capital through shareholder loans and/or a debt or equity financing to continue its operations.  There is no assurance the Company will be successful in raising the needed additional capital or that such additional funds will be available for the Company on acceptable terms, if at all.  The Company's President, who is also the majority shareholder, has orally agreed to fund its operations for the next twelve months, based on the Company's current level of expenditures, as necessary.  However, the Company's need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

Management's plans are to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders.

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

Index
NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $630,532 at May 31, 2013 (at November 30, 2012: $605,514) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company's President, has orally agreed to fund the Company's operations for at least the next twelve months.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements.  These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate", "expect", "intend", "plan", "will", "the Company believes", "management believes" and similar words or phrases.  The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions.  The Company's actual results could differ materially from results anticipated in these forward-looking statements.  All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

Based on the Company's current level of limited operations and development stage status, the Company does not believe it has any critical accounting policies at this time.

Index
Results of Operations – The Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012

Revenues

The Company did not recognize any revenue in each of the three-month periods ended May 31, 2013 and May 31, 2012.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended May 31, 2013 decreased 19.2%, or $1,516, to $6,367 from $7,883 for the three-month period ended May 31, 2012. The decrease was primarily due to lower EDGAR filing and legal expenses incurred.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended May 31, 2013 and May 31, 2012.

Results of Operations – The Six Months Ended May 31, 2013 Compared to the Six Months Ended May 31, 2012

Revenues

The Company did not recognize any revenue in each of the six-month periods ended May 31, 2013 and May 31, 2012.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the six-month period ended May 31, 2013 increased 6.0%, or $1,247, to $22,018 from $20,771 for the six-month period ended May 31, 2012. The higher expenses in current six-month period were primarily due to the increase in EDGAR filing and legal expenses in the first quarter of 2013.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the six-month periods ended May 31, 2013 and May 31, 2012.

Index
Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on an oral commitment from its majority stockholder, who is also the President of the Company, to fund the Company's operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the six months ended May 31, 2013 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

We have incurred net losses since inception, expect to incur losses in the future associated with the costs of operating as a public company, and may never achieve revenues or profitability unless we complete a successful merger. We are a development stage company and have never recognized any revenue from the sale of products or any other source. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders' equity. We do not know when or if we will ever generate revenue or become profitable because of the significant uncertainties with respect to our ability to acquire a suitable business opportunity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including to our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported within the time specified in the SEC's rules and forms. Since that evaluation process was completed, there have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls.

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

CHINA ELITE INFORMATION CO., LTD.

Date: July 15, 2013	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer