Form 10-K
period 2013-11-30
China Elite Information Co., Ltd.
filed 2014-02-28
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2013

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

☐ Large accelerated filer	☐Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s common equity was not publicly-traded as of the last business day of its most recently completed second fiscal quarter.

As of February 28, 2014, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

CHINA ELITE INFORMATION CO., LTD.
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2013

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

At present we have no real property and we maintain an office at the offices at c/o DeHeng Chen, LLC, 233 Broadway, Suite 2200, New York, New York 10279. Our telephone number is (212) 608-6500.

Our History

On December 19, 1997, we were organized in the State of Delaware under the name of Stateside Fundings, Inc. We initially adopted a fiscal year ending November 30. On January 26, 2000, the stockholders of Relocate411.com, Inc., a New York corporation, completed a merger and stock exchange with us. At the same time as the merger, we issued 5,175,000 shares of our common stock pursuant to a private placement offering and received net proceeds of $1,354,250. The net proceeds received were after a payment of $150,000 to redeem 4,100,000 shares of our common stock from our founder. As part of the merger and stock exchange, we issued 6,600,000 shares of our common stock to the shareholders of Relocate411.com, Inc. in exchange for receiving all of the shares (66 shares) of Relocate411.com, Inc. Relocate411.com, Inc. became our wholly owned subsidiary. On January 27, 2000, we filed a certificate of amendment changing our name to Relocate411.com, Inc.

Relocate411.com, Inc., the New York corporation, was a predecessor of our company as that term is defined by Item 405 of Regulation C. Relocate 411.com, Inc., the New York corporation, which was incorporated in August 1999, was a development stage Internet based company whose goal was to develop a web site to be utilized in various real estate services such as relocation, listings of real estate sales or rentals, mortgage information and other real estate related information or content. The merger and stock exchange between us and Relocate411.com, Inc., the New York corporation, was completed on January 26, 2000. Prior to such time the business plan of Stateside Fundings, Inc. was to function as a “blank check company” as that term is defined in Rule 419 of Regulation C. None of the promoters of the blank check company, Stateside Fundings, Inc., were related in any way to the officers, directors, affiliates or associates of our present company.

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

GWH acquired 396,000 shares of common stock for an aggregate purchase price of $9,900 from each of the following selling security holders in separate agreements listed in the amendment number 8 to the Company’s registration statement on Form SB-2/A (SEC File Number 333-100803) (the “SB-2”): Anslow & Jaclin, LLP, Frank Massaro, Michael and Thelma Hartman, Nicholas A. Waslyn, Eric Tjaden, Margaret Indelicato, Juan C. Morales, Sheldon Shalom, Patricia Faro and Philip Mazzella. GWH also acquired an aggregate of 450,000 shares of common stock for an aggregate purchase price of $11,250 from each of Barry Manko (250,000 shares) and Grushko & Mittman (200,000 shares).

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

We believe that we are not a blank check company as that term is defined in Rule 419 of Regulation C under the Rules of the Securities Act of 1933 (the “Securities Act”). Except as part of our strategy to expand and grow our business as described above, we do not have any intention of merging with another company or allowing ourselves to be acquired by another company, or to act as a blank check company as defined in Regulation C.

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

We currently use office space in a building located at c/o DeHeng Chen, LLC, 233 Broadway, Suite 2200, New York, New York 10279. We do not have a formal lease with DeHeng Chen. We have no available cash to invest in real estate, real estate mortgages and/or securities or other interests in persons primarily engaged in real estate activities. If we identify and acquire a suitable business opportunity, we may change this investment policy without a vote of our shareholders. Any suitable business that we may acquire will primarily be for income, although we do reserve the right to acquire any such suitable business for possible capital gain.

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

Number of Shareholders as of November 30, 2013 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of February 28, 2014, we had a total of 11,200,000 common shares outstanding and as of February 28, 2014, only 1,250,000 common shares are available for resale to the public without compliance of Rule 144 (as explained below).  Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Securities Act.

Jandah acquired 9,276,000 shares of common stock from the three largest shareholders of the Company, Darrell Lerner, Byron Lerner and James Tubbs. These shares were acquired by Jandah from affiliates of the Company in a private transaction and, therefore, became eligible for resale under Rule 144 on May 21, 2005.

In general, under Rule 144, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who has beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of February 28, 2014; or

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

Index
Results of Operations – Year Ended November 30, 2013 Compared to the Year Ended November 30, 2012

Revenues

The Company did not recognize any revenue in each of the years ended November 30, 2013 and 2012.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the year ended November 30, 2013 slightly increased 2.2%, or $748, to $34,752 from $34,004 for the year ended November 30, 2012.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the years ended November 30, 2013 and 2012.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2013 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Elite Information Co., Ltd.:

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit and cash flows for the two years ended November 30, 2013 and 2012, and the period from inception (December 19, 1997) to November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Elite Information Co., Ltd. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the two years ended November 30, 2013 and 2012, and the period from inception (December 19, 1997) to November 30, 2013, in conformity with generally accepted accounting principles in the United States.

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

/s/ Keeton CPA

Keeton CPA
Henderson, NV

February 24, 2014

Index
CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
BALANCE SHEETS
NOVEMBER 30, 2013 AND 2012

(Expressed in U.S. Dollars)	2013	2012

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$7,384	$4,425
Loans from shareholder	637,307	605,514
Total current liabilities	644,691	609,939

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(911,156)	(876,404)
Total stockholders’ deficiency	(644,691)	(609,939)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2013

(Expressed in U.S. Dollars)	Cumulative from inception	2013	2012

Revenues	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-
General and administrative	658,400	34,752	34,004
Consulting fees – related party	150,000	-	-
Total general and administrative expenses	990,288	34,752	34,004

Operating loss	(990,288)	(34,752)	(34,004)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-
Interest expense	(53,956)	-	-
Interest income	134,561	-	-
Total other income (expense)	79,132	-	-

Net loss	$(911,156)	$(34,752)	$(34,004)

Basic and diluted net loss per share		$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2013

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
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2013

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

Index
CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY – CONTINUED
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2013

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total

Net loss	-	-	-	(34,004)	(34,004)

Balance – November 30, 2012	11,200,000	112,000	154,465	(876,404)	(609,939)

Net loss	-	-	-	(34,752)	(34,752)

Balance – November 30, 2013	11,200,000	$112,000	$154,465	$(911,156)	$(644,691)

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012, AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 19, 1997) TO NOVEMBER 30, 2013

(Expressed in U.S. Dollars)	Cumulative from inception	2013	2012

Cash flows from operating activities
Net loss	$(911,156)	$(34,752)	$(34,004)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
Interest receivable	(1,483)	-	-
Accounts payable and accrued expenses	7,384	2,959	1,637
Net cash flows used in operating activities	(843,890)	(31,793)	(32,367)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	651,704	31,793	32,367
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	855,355	31,793	32,367

Increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Cash paid for interest and income taxes		$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(a development stage company)
Notes to Financial Statements
November 30, 2013
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

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with the Earnings Per Share Topic of FASB ASC. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. Any per share information is adjusted retroactively to reflect stock splits and changes in par value.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the Stock Compensation Payment Topic of FASB ASC, which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. There were no outstanding awards during the years ended November 30, 2013 and 2012.

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

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2013 and 2012, and as of the date of issuance of these financial statements.

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

During the fiscal year ended November 30, 2013, and to date, the Company uses office space in a building located at 233 Broadway, Suite 2200, New York, New York 10279. During the fiscal year ended November 30, 2012, the Company used office space in a building located at 225 Broadway, Suite 1910, New York, New York 10007. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

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

All stock transactions are disclosed in footnotes 1 and 3 above except the following:

•	During the year ended November 30, 2001 the Company repurchased 7,065,000 shares of its common stock from its initial investors for a total consideration value of $1,151,672 or $0.16 per share. In 2004, these shares were repurchased by the Company, cancelled and then held as treasury shares in connection with the May 21, 2004 Merger Agreement.

•	140,000 shares were issued for legal services valued at $1,400, or $0.01 per share, in February 2001.

•	In September 2002 the Company issued a total of 1,250,000 shares of its common stock in a private placement, for a total consideration of $30,000 ($0.025 per share). Of this, 250,000 shares represented a $5,000 payment for legal fees.

•	In 2004, loans in the amount of $14,397 that were payable to the Company’s former director and President, Mr. Darrell Lerner were contributed to capital by Mr. Lerner.

The Company has had no stock transactions since the fiscal year ended November 30, 2004.

END OF FINANCIAL STATEMENTS

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is (a) accumulated and communicated to our management, including our Certifying Officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC’s rules and forms. Since that evaluation process was completed, there have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management’s assessment and those criteria, management believes that, as of November 30, 2013, the Company maintained effective internal control over financial reporting.

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

Directors and Executive Officers

Set forth below is information regarding directors (excluding those directors that have resigned as identified above), director appointments and the executive officers of the Company:

Name	Age	Position
Li Kin Shing	56	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman and non-executive director of Directel Holdings Limited (“Directel”), a company incorporated in the Cayman Islands and listed on the Growth Enterprise Market of Hong Kong Stock Exchange. Directel is a mobile virtual network operator with operations primarily in Hong Kong. Mr. Li is also the Chairman, CEO and executive director of International Elite Ltd. (“International Elite”), a company incorporated in the Cayman Islands and listed on the Main Board of Hong Kong Stock Exchange. International Elite is one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the People’s Republic of China. Mr. Li was the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People’s Republic of China, and he resigned effective February 2, 2007. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI), which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of UTStarcom’s subsidiary, UTStarcom Hong Kong Limited.

Index
Corporate Governance

The Board

During our fiscal year ended November 30, 2013, the Company’s Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2013, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance at Annual Meetings

The Company does not have a formal policy regarding Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2013.

Stockholder Communications with the Board

The Board currently does not have a formal process for stockholders to send communications to the Board. Nevertheless, the Board desires that the views of stockholders are heard by the Board and that appropriate responses are provided to stockholders on a timely basis. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, stockholders wishing to normally communicate with the Board may send communications directly to our sole director, Mr. Li, at c/o DeHeng Chen, LLC, 233 Broadway, Suite 2200, New York, NY, 10279; Attention: Xiaomin Chen, Esq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2013.

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

Compensation of Directors and Executive Officers

Mr. Li Kin Shing was appointed as our President, CEO and CFO, effective June 4, 2004, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2012 and 2013.

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

Index
Stock Options

We did not grant stock options in the fiscal years ended November 30, 2013 or 2012 to any director or executive officer.  No Executive Officer held options during the fiscal years ended November 30, 2013 and 2012. The Company does not have any stock options outstanding at all.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of February 28, 2014, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

	Number of Shares	Percent of Shares of
	of Common Stock	Common Stock
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned

Jandah Management Limited	9,276,000	82.8%
Glory Ways Holdings Limited	846,000	7.5%
Good Business Technology Limited	854,000	7.6%
Li Kin Shing (2)	9,276,000	82.8%
All directors and executive officers as a group (1 person)	9,276,000	82.8%

(1)	As required by regulations of the SEC, the number of shares in the table includes shares which can be purchased within 60 days, or, shares with respect to which a person may obtain voting power or investment power within 60 days. Also required by such regulations, each percentage reported in the table for these individuals is calculated as though shares that can be purchased within 60 days have been purchased by the respective person or group and are outstanding.

(2)	Under SEC rules, Mr. Li is considered to be the indirect beneficial owner of the shares held by Jandah Management Limited, since he is the sole shareholder of Jandah Management Limited and as such, possesses sole investment and voting power over the Company’s shares held by it.

Changes in Control

We are not aware of any arrangements which may at a subsequent date result in a change in control of the Company.

Index
Equity Compensation Plan Information

The Company has not adopted any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Company’s sole director does not qualify as an independent director under Rule 10A-3 of the Exchange Act, but may qualify as independent as defined in NASD Marketplace Rule 4200(15).  Mr. Li is the beneficial owner of more than 82% of our outstanding common stock.  Due to his stock ownership, Mr. Li is not independent for purposes of the audit committee as defined in NASD Marketplace Rule 4350(d)(2).

Certain Relationships and Related Transactions

As of November 30, 2013, the Company has received unsecured and non-interest bearing loans totaling $637,307 from Jandah Management Limited, of which Mr. Li is the sole shareholder. The loans are due on demand.

Although we have no present intention to do so, we may, in the future, enter into other transactions and agreements relating to our business with our directors, officers, principal stockholders and other affiliates. We intend for all such transactions and agreements to be on terms no less favorable to us than those obtainable from unaffiliated third parties on an arm’s-length basis. In addition, the approval of a majority of our disinterested directors will be required for any such transactions or agreements. As set forth above, we do not anticipate any related party transactions in the next 12 months. Nevertheless, should any related party transactions occur while there are no disinterested board members, Li Kin Shing, our sole director and officer, shall continue to have the sole vote and we shall rely on his integrity, good judgment, and fiduciary duties to make a fair and equitable decision on our behalf and on behalf of our stockholders.

We have no plans to issue any additional securities to management, promoters, affiliates or associates at the present time. If our Board of Directors adopts an employee stock option or pension plan, we may issue additional shares according to the terms of such plan. Although we have a very large amount of authorized but un-issued common stock, we intend to reserve this stock to implement our plan of operations. We may attempt to use shares as consideration, instead of cash. We may issue shares if we engage in a merger or acquisition or we may issue shares as consideration for services rendered to us or in other transactions in the normal course of business. In such a case, an indeterminate amount of unissued stock may be issued by us.

We have no present intention to acquire any assets by any promoter, management or their affiliates or associates.

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

Index
Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firms:

Fee Category	Year Ended November 30, 2013	Year Ended November 30, 2012
Audit fees	$13,619	$13,513
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements, including registration statements and post-effective amendments to previously filed registration statements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attestation services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor, Keeton CPA, to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor, Keeton CPA, for the year ended November 30, 2013. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2013.

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

CHINA ELITE INFORMATION CO., LTD.

Date: February 28, 2014	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	February 28, 2014
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)