Form 10-Q
period 2014-05-31
China Elite Information Co., Ltd.
filed 2014-07-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 15, 2014, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2014

Index
PART I.   FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	May 31, 2014 (Unaudited)	November 30, 2013 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$12,417	$7,384
Loans from shareholder	654,445	637,307
Total current liabilities	666,862	644,691

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(933,327)	(911,156)
Total stockholders’ deficiency	(666,862)	(644,691)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and six months ended May 31, 2014 and 2013, and for the period from inception (December 19, 1997) to May 31, 2014

	Cumulative from	Six months ended May 31,		Three months ended May 31,
(Expressed in U.S. Dollars)	inception	2014	2013	2014	2013

Revenues	$-	$-	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-	-	-
General and administrative	680,571	22,171	22,018	7,210	6,367
Consulting fees – related party	150,000	-	-	-	-
Total general and administrative expenses	1,012,459	22,171	22,018	7,210	6,367

Operating loss	(1,012,459)	(22,171)	(22,018)	(7,210)	(6,367)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-	-	-
Interest expense	(53,956)	-	-	-	-
Interest income	134,561	-	-	-	-
Total other income (expense)	79,132	-	-	-	-

Net loss	$(933,327)	$(22,171)	$(22,018)	$(7,210)	$(6,367)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended May 31, 2014 and 2013, and
for the period from inception (December 19, 1997) to May 31, 2014

(Expressed in U.S. Dollars)	Cumulative from inception	Six months ended May 31, 2014	Six months ended May 31, 2013

Cash flows from operating activities
Net loss	$(933,327)	$(22,171)	$(22,018)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
Interest receivable	(1,483)	-	-
Accounts payable and accrued expenses	12,417	5,033	(3,000)
Net cash flows used in operating activities	(861,028)	(17,138)	(25,018)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	668,842	17,138	25,018
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	872,493	17,138	25,018

Increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

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

Recent Accounting Pronouncement

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and we expect to adopt for the fiscal year ending November 30, 2015. Subsequent to the adoption of ASU 2014-10, the Company will no longer present inception-to-date information in our statements of operations, cash flows, and stockholders’ equity.

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

Index
Management’s plans are to identify and pursue profitable business opportunities through mergers and acquisitions, so as to diversify the business risks and maximize the returns to stockholders.

To meet these objectives, the Company plans to seek potential merger candidates and expects to raise additional capital through private equity and/or debt investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.  If the Company is unsuccessful in its endeavors, it may have to cease operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $654,445 at May 31, 2014 (at November 30, 2013: $637,307) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index
Results of Operations – The Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013

Revenues

The Company did not recognize any revenue in each of the three-month periods ended May 31, 2014 and May 31, 2013.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended May 31, 2014 increased 13.2%, or $843, to $7,210 from $6,367 for the three-month period ended May 31, 2013. The higher expenses were primarily due to the increase in legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended May 31, 2014 and May 31, 2013.

Results of Operations – The Six Months Ended May 31, 2014 Compared to the Six Months Ended May 31, 2013

Revenues

The Company did not recognize any revenue in each of the six-month periods ended May 31, 2014 and May 31, 2013.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the six-month period ended May 31, 2014 increased 0.7%, or $153, to $22,171 from $22,018 for the six-month period ended May 31, 2013.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the six-month periods ended May 31, 2014 and May 31, 2013.

Index
Capital Resources and Liquidity

The Company does not currently have any cash or any other significant assets. However, the Company believes that, based on an oral commitment from its majority stockholder, who is also the President of the Company, to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the six months ended May 31, 2014 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: July 15, 2014	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer