Form 10-Q
period 2014-08-31
China Elite Information Co., Ltd.
filed 2014-10-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2014, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2014

Index
PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	August 31, 2014 (Unaudited)	November 30, 2013 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$13,014	$7,384
Loans from shareholder	661,186	637,307
Total current liabilities	674,200	644,691

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated during the development stage	(940,665)	(911,156)
Total stockholders’ deficiency	(674,200)	(644,691)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and nine months ended August 31, 2014 and 2013, and for the period from inception (December 19, 1997) to August 31, 2014

	Cumulative from	Nine months ended August 31,		Three months ended August 31,
(Expressed in U.S. Dollars)	inception	2014	2013	2014	2013

Revenues	$-	$-	$-	$-	$-

General and administrative expenses
Salaries and benefits	181,888	-	-	-	-
General and administrative	687,909	29,509	28,793	7,338	6,775
Consulting fees – related party	150,000	-	-	-	-
Total general and administrative expenses	1,019,797	29,509	28,793	7,338	6,775

Operating loss	(1,019,797)	(29,509)	(28,793)	(7,338)	(6,775)

Other income (expense)
Loss on disposal of property and equipment	(1,473)	-	-	-	-
Interest expense	(53,956)	-	-	-	-
Interest income	134,561	-	-	-	-
Total other income (expense)	79,132	-	-	-	-

Net loss	$(940,665)	$(29,509)	$(28,793)	$(7,338)	$(6,775)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding		11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
(A Development Stage Company)
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended August 31, 2014 and 2013, and
for the period from inception (December 19, 1997) to August 31, 2014

(Expressed in U.S. Dollars)	Cumulative from inception	Nine months ended August 31, 2014	Nine months ended August 31, 2013

Cash flows from operating activities
Net loss	$(940,665)	$(29,509)	$(28,793)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and organization costs	11,492	-	-
Loss on disposal of property and equipment	1,473	-	-
Common stock issued for services	48,400	-	-
Changes in assets and liabilities
Interest receivable	(1,483)	-	-
Accounts payable and accrued expenses	13,014	5,630	(3,000)
Net cash flows used in operating activities	(867,769)	(23,879)	(31,793)

Cash flows from investing activities
Cash paid for note receivable	(1,117,602)	-	-
Cash received from note receivable	1,117,602	-	-
Cash paid for equipment	(11,465)	-	-
Net cash flows used in investing activities	(11,465)	-	-

Cash flows from financing activities
Loans from shareholder	675,583	23,879	31,793
Proceeds from issuance of stock	1,531,250	-	-
Cash paid for stock redemption	(150,000)	-	-
Deferred offering costs against capital	(25,927)	-	-
Acquisition of treasury stock	(1,151,672)	-	-
Net cash flows provided by financing activities	879,234	23,879	31,793

Increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Cash paid for interest and income taxes	$-	$-	$-

Supplemental noncash investing and financing activities:
Common stock issued for services	$48,400	$-	$-
Loans payable converted to additional paid in capital	$14,397	$-	$-

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $661,186 at August 31, 2014 (at November 30, 2013: $637,307) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index
Results of Operations – The Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

Revenues

The Company did not recognize any revenue in each of the three-month periods ended August 31, 2014 and August 31, 2013.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended August 31, 2014 increased 8.3%, or $563, to $7,338 from $6,775 for the three-month period August May 31, 2013. The higher expenses were primarily due to the increase in legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended August 31, 2014 and August 31, 2013.

Results of Operations – The Nine Months Ended August 31, 2014 Compared to the Nine Months Ended August 31, 2013

Revenues

The Company did not recognize any revenue in each of the nine-month periods ended August 31, 2014 and August 31, 2013.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the nine-month period ended August 31, 2014 increased 2.5%, or $716, to $29,509 from $28,793 for the nine-month period ended August 31, 2013. The higher expenses were primarily due to the increase in legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the nine-month periods ended August 31, 2014 and August 31, 2013.

Index
Capital Resources and Liquidity

The Company does not currently have any cash or any other significant assets. However, the Company believes that, based on an oral commitment from its majority stockholder, who is also the President of the Company, to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the nine months ended August 31, 2014 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: October 15, 2014	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer