Form 10-K
period 2014-11-30
China Elite Information Co., Ltd.
filed 2015-03-02
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2014

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

☐Large accelerated filer	☐Accelerated filer
☐Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

The registrant’s common equity was not publicly-traded as of the last business day of its most recently completed second fiscal quarter.

As of March 2, 2015, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

CHINA ELITE INFORMATION CO., LTD.
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2014

Index
PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate”, “expect”, “intend”, “plan”, “will”, “the Company believes”, “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by the Company that are to advise interested parties of the risk factors which affect the Company’s business, in this report, as well as the Company’s reports on Forms 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Number of Shareholders as of November 30, 2014 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of March 2, 2015, we had a total of 11,200,000 common shares outstanding and as of March 2, 2015, only 1,250,000 common shares are available for resale to the public without compliance with Rule 144 (as explained below).  Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Securities Act.

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

In general, under Rule 144, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who has beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of March 2, 2015; or

2.	The average weekly trading volume of the Company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales by affiliates under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the Company.

Index
Dividends

To date, we have not declared or paid any dividends on our common shares. We currently do not anticipate paying any dividends in the foreseeable future on our common shares. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

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

Critical Accounting Policies

Based on the Company’s current level of limited operations, the Company does not believe it has any critical accounting policies or estimates at this time.

Index
Results of Operations – Year Ended November 30, 2014 Compared to the Year Ended November 30, 2013

Revenues

The Company did not recognize any revenue in each of the years ended November 30, 2014 and 2013.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the year ended November 30, 2014 increased 8.7%, or $3,017, to $37,769 from $34,752 for the year ended November 30, 2013. The higher expenses were primarily due to the increase in legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the years ended November 30, 2014 and 2013.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2014 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

We have incurred net losses since inception, expect to incur losses in the future associated with the costs of operating as a public company, and may never achieve revenues or profitability unless we complete a successful merger. We have never recognized any revenue from the sale of products or any other source. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. We do not know when or if we will ever generate revenue or become profitable because of the significant uncertainties with respect to our ability to acquire a suitable business opportunity.

Index
Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a Smaller Reporting Company, we are not required to provide the information required by this item.

Index
Item8.	Financial Statements and Supplementary Data

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Elite Information Co., Ltd.:

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the two years ended November 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Elite Information Co., Ltd. as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the two years ended November 30, 2014 and 2013, in conformity with generally accepted accounting principles in the United States.

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

/s/ Keeton CPA

Keeton CPA
Henderson, NV

February 27, 2015

Index
CHINA ELITE INFORMATION CO., LTD.
BALANCE SHEETS
NOVEMBER 30, 2014 AND 2013

(Expressed in U.S. Dollars)	2014	2013

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$8,166	$7,384
Loans from shareholder	674,294	637,307
Total current liabilities	682,460	644,691

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Accumulated deficit	(948,925)	(911,156)
Total stockholders’ deficiency	(682,460)	(644,691)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

(Expressed in U.S. Dollars)	2014	2013

Revenues	$-	$-

General and administrative expenses
General and administrative	37,769	34,752
Total general and administrative expenses	37,769	34,752

Operating loss	(37,769)	(34,752)

Other income (expense)
Total other income (expense)	-	-

Net loss	$(37,769)	$(34,752)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance – November 30, 2012	11,200,000	112,000	154,465	(876,404)	(609,939)

Net loss	-	-	-	(34,752)	(34,752)

Balance – November 30, 2013	11,200,000	112,000	154,465	(911,156)	(644,691)

Net loss	-	-	-	(37,769)	(37,769)

Balance – November 30, 2014	11,200,000	$112,000	$154,465	$(948,925)	$(682,460)

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

(Expressed in U.S. Dollars)	2014	2013

Cash flows from operating activities
Net loss	$(37,769)	$(34,752)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	782	2,959
Net cash flows used in operating activities	(36,987)	(31,793)

Cash flows from financing activities
Loans from shareholder	36,987	31,793
Net cash flows provided by financing activities	36,987	31,793

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements
November 30, 2014
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

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements – (Continued)

2.	Significant Accounting Policies

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

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements – (Continued)

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the Stock Compensation Payment Topic of FASB ASC, which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. There were no outstanding awards during the years ended November 30, 2014 and 2013.

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

Recent Accounting Pronouncement

In June 2014, the FASB issued “Development Stage Entities – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption of this standard is permitted, and the Company has made the election to early adopt this standard for the fiscal year ended November 30, 2014. Subsequent to the adoption of ASU 2014-10, the Company will no longer present inception-to-date information in our statements of operations, cash flows, and stockholders’ equity.

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

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements – (Continued)

4.	Related Party Transactions

Loans from shareholders – Loans from shareholders represent a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2014 and 2013, and as of the date of issuance of these financial statements.

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

During the fiscal year ended November 30, 2014 and 2013, and to date, the Company uses office space in a building located at 233 Broadway, Suite 2200, New York, New York 10279. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management’s assessment and those criteria, management believes that, as of November 30, 2014, the Company maintained effective internal control over financial reporting.

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

Index
Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding the sole director and executive officer of the Company:

Name	Age	Position
----------------	------	-------------------------------
Li Kin Shing	57	CEO; President; Director

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

Index
Corporate Governance

The Board

During our fiscal year ended November 30, 2014, the Company’s Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2014, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance at Annual Meetings

The Company does not have a formal policy regarding Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2014.

Stockholder Communications with the Board

The Board currently does not have a formal process for stockholders to send communications to the Board. Nevertheless, the Board desires that the views of stockholders are heard by the Board and that appropriate responses are provided to stockholders on a timely basis. The Board does not recommend that formal communication procedures be adopted at this time because it believes that informal communications are sufficient to communicate questions, comments and observations that could be useful to the Board. However, stockholders wishing to normally communicate with the Board may send communications directly to our sole director, Mr. Li, at c/o DeHeng Chen, LLC 233 Broadway, Suite 2200, New York, NY, 10279; Attention: Xiaomin Chen, Esq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2014.

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

Compensation of Directors and Executive Officers

Mr. Li Kin Shing was appointed as our President, CEO and CFO, effective June 4, 2004, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2013 and 2014.

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

Index
Stock Options

We did not grant stock options in the fiscal years ended November 30, 2014 or 2013 to any director or executive officer.  No Executive Officer held options during the fiscal years ended November 30, 2014 and 2013. The Company does not have any stock options outstanding.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of March 2, 2015, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

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

Director Independence

Because he is also an executive officer, the Company’s sole director does not qualify as an independent director under Rule 10A-3 of the Exchange Act, nor under Nasdaq Listing Rule 5605(a)(2).

Certain Relationships and Related Transactions

As of November 30, 2014, the Company has received unsecured and non-interest bearing loans totaling $674,294 from Jandah Management Limited, of which Mr. Li is the sole shareholder. The loans are due on demand.

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

Index
Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firms:

Fee Category	Year Ended November 30, 2014	Year Ended November 30, 2013
Audit fees	$12,519	$13,619
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor, Keeton CPA, to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor, Keeton CPA, for the year ended November 30, 2014. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2014.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Continuation of China Elite Information Co., Ltd.*
3.2	Memorandum of Association of China Elite Information Co., Ltd.*
3.3	Articles of Association of China Elite Information Co., Ltd.*
3.4	Certificate of Transfer of Relocate 411.com, Inc.*
10.1	Stock Purchase Agreement, dated as of May 21, 2004, by and among Jandah Management Limited, Darrell Lerner, Byron Lerner and James Tubbs.**
10.2	Form of Common Stock Purchase Agreement with Glory Way Holdings Limited.**
10.3	Form of Common Stock Purchase Agreement with Good Business Technology Limited.**
10.4	Form of Common Stock Purchase Agreement between Glory Way Holdings Limited and each of Barry Manko and Grushko & Mittman.**
10.5	Consulting Agreement, dated as of May 21, 2004, by and between the Company and Darrell Lerner.**
14	The Code of Ethics of China Elite Information Co., Ltd.***
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101
The following financial information from the China Elite Information Co., Ltd. Annual Report on Form 10-K for the year ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of November 30, 2014 and 2013, (ii)  Statements of Operations for the years ended November 30, 2014 and 2013, (iii) Statements of Changes in Stockholders’ Deficiency for the years ended November 30, 2014 and 2013, (iv)  Statements of Cash Flows for the years ended November 30, 2014 and 2013 and (v) the Notes to Financial Statements.#

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

CHINA ELITE INFORMATION CO., LTD.

Date: March 2, 2015	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	March 2, 2015
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)