Form 10-Q
period 2015-05-31
China Elite Information Co., Ltd.
filed 2015-07-14
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2015

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
☐ Large accelerated filer	☐ Accelerated filer
☐Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 15, 2015, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2015

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	May 31, 2015 (Unaudited)	November 30, 2014 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$7,925	$8,166
Loans from shareholder	697,825	674,294
Total current liabilities	705,750	682,460

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated	(972,215)	(948,925)
Total stockholders’ deficiency	(705,750)	(682,460)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and six months ended May 31, 2015 and 2014

	Six months ended May 31,		Three months ended May 31,
(Expressed in U.S. Dollars)	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

General and administrative expenses
General and administrative	23,290	22,171	6,465	7,210
Total general and administrative expenses	23,290	22,171	6,465	7,210

Operating loss	(23,290)	(22,171)	(6,465)	(7,210)

Other income (expense)
Total other income (expense)	-	-	-	-

Net loss	$(23,290)	$(22,171)	$(6,465)	$(7,210)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended May 31, 2015 and 2014

(Expressed in U.S. Dollars)	2015	2014

Cash flows from operating activities
Net loss	$(23,290)	$(22,171)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities Accounts payable and accrued expenses	(241)	5,033
Net cash flows used in operating activities	(23,531)	(17,138)

Cash flows from financing activities
Loans from shareholder	23,531	17,138
Net cash flows provided by financing activities	23,531	17,138

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

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

Recent Accounting Pronouncement

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements. The Company has elected to early adopt the provisions of ASU 2014-15 for these unaudited financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $697,825 at May 31, 2015 (at November 30, 2014: $674,294) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index
Results of Operations – The Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

Revenues

The Company did not recognize any revenue in each of the three-month periods ended May 31, 2015 and May 31, 2014.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended May 31, 2015 decreased 10.3%, or $745, to $6,465 from $7,210 for the three-month period May 31, 2014. The reduction was primarily due to the decrease in EDGAR filing expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended May 31, 2015 and May 31, 2014.

Results of Operations – The Six Months Ended May 31, 2015 Compared to the Six Months Ended May 31, 2014

Revenues

The Company did not recognize any revenue in each of the six-month periods ended May 31, 2015 and May 31, 2014.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the six-month period ended May 31, 2015 increased 5.0%, or $1,119, to $23,290 from $22,171 for the six-month period ended May 31, 2014. The higher expenses were primarily due to the increase in audit fees.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the six-month periods ended May 31, 2015 and May 31, 2014.

Index
Capital Resources and Liquidity

The Company does not currently have any cash or any other significant assets. However, the Company believes that, based on an oral commitment from its majority stockholder, who is also the President of the Company, to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the six months ended May 31, 2015 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: July 14, 2015	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer