Form 10-Q
period 2015-08-31
China Elite Information Co., Ltd.
filed 2015-10-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2015, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2015

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	August 31, 2015 (Unaudited)	November 30, 2014 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$3,060	$8,166
Loans from shareholder	709,895	674,294
Total current liabilities	712,955	682,460

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated	(979,420)	(948,925)
Total stockholders’ deficiency	(712,955)	(682,460)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and nine months ended August 31, 2015 and 2014

	Nine months ended August 31,		Three months ended August 31,
(Expressed in U.S. Dollars)	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

General and administrative expenses
General and administrative	30,495	29,509	7,205	7,338
Total general and administrative expenses	30,495	29,509	7,205	7,338

Operating loss	(30,495)	(29,509)	(7,205)	(7,338)

Other income (expense)
Total other income (expense)	-	-	-	-

Net loss	$(30,495)	$(29,509)	$(7,205)	$(7,338)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended August 31, 2015 and 2014

(Expressed in U.S. Dollars)	2015	2014

Cash flows from operating activities
Net loss	$(30,495)	$(29,509)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	(5,106)	5,630
Net cash flows used in operating activities	(35,601)	(23,879)

Cash flows from financing activities
Loans from shareholder	35,601	23,879
Net cash flows provided by financing activities	35,601	23,879

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

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

Index
NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $709,895 at August 31, 2015 (at November 30, 2014: $674,294) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index
Results of Operations – The Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

Revenues

The Company did not recognize any revenue in each of the three-month periods ended August 31, 2015 and August 31, 2014.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended August 31, 2015 slightly decreased 1.8%, or $133, to $7,205 from $7,338 for the three-month period May 31, 2014.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended August 31, 2015 and August 31, 2014.

Results of Operations – The Nine Months Ended August 31, 2015 Compared to the Nine Months Ended August 31, 2014

Revenues

The Company did not recognize any revenue in each of the nine-month periods ended August 31, 2015 and August 31, 2014.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the nine-month period ended August 31, 2015 increased 3.3%, or $986, to $30,495 from $29,509 for the nine-month period ended August 31, 2014. The higher expenses were primarily due to the increase in audit fees.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the nine-month periods ended August 31, 2015 and August 31, 2014.

Index
Capital Resources and Liquidity

The Company does not currently have any cash or any other significant assets. However, the Company believes that, based on an oral commitment from its majority stockholder, who is also the President of the Company, to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the nine months ended August 31, 2015 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: October 15, 2015	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer