Form 10-Q
period 2016-02-29
China Elite Information Co., Ltd.
filed 2016-04-14
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 14, 2016, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	February 29, 2016 (Unaudited)	November 30, 2015 (Audited)

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$12,796	$10,359
Loans from shareholder	720,318	709,895
Total current liabilities	733,114	720,254

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Deficit accumulated	(999,579)	(986,719)
Total stockholders’ deficiency	(733,114)	(720,254)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended February 29, 2016 and February 28, 2015

(Expressed in U.S. Dollars)	2016	2015

Revenues	$-	$-

General and administrative expenses
General and administrative	12,860	16,825
Total general and administrative expenses	12,860	16,825

Operating loss	(12,860)	(16,825)

Other income (expense)
Total other income (expense)	-	-

Net loss	$(12,860)	$(16,825)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended February 29, 2016 and February 28, 2015

(Expressed in U.S. Dollars)	2016	2015

Cash flows from operating activities
Net loss	$(12,860)	$(16,825)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	2,437	8,566
Net cash flows used in operating activities	(10,423)	(8,259)

Cash flows from financing activities
Loans from shareholder	10,423	8,259
Net cash flows provided by financing activities	10,423	8,259

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2015 included in its Annual Report on Form 10-K.

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

Index
NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $720,318 at February 29, 2016 (at November 30, 2015: $709,895) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Index
Results of Operations – The Three Months Ended February 29, 2016 Compared to the Three Months Ended February 28, 2015

Revenues

The Company did not recognize any revenue in each of the three-month periods ended February 29, 2016 and February 28, 2015.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended February 29, 2016 decreased 23.6%, or $3,965, to $12,860 from $16,825 for the three-month period February 28, 2015. The lower expenses were primarily due to the decrease in audit fees.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended February 29, 2016 and February 28, 2015.

Capital Resources and Liquidity

The Company does not currently have any cash or any other significant assets. However, the Company believes that, based on an oral commitment from its majority stockholder, who is also the President of the Company, to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the three months ended February 29, 2016 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 14, 2016	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer