Form 10-K
period 2016-11-30
China Elite Information Co., Ltd.
filed 2017-02-28
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2016

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

As of February 28, 2017, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

CHINA ELITE INFORMATION CO., LTD.
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2016

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

Number of Shareholders as of November 30, 2016 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of February 28, 2017, we had a total of 11,200,000 common shares outstanding and as of February 28, 2017, only 1,250,000 common shares are available for resale to the public without compliance with Rule 144 (as explained below).  Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Securities Act.

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

In general, under Rule 144, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who has beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of February 28, 2017; or

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

Index
Results of Operations – Year Ended November 30, 2016 Compared to the Year Ended November 30, 2015

Revenues

The Company did not recognize any revenue in each of the years ended November 30, 2016 and 2015.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the year ended November 30, 2016 decreased 7.0%, or $2,643, to $35,151 from $37,794 for the year ended November 30, 2015. The lower expenses were primarily due to the decrease in accounting expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the years ended November 30, 2016 and 2015.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2016 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Elite Information Co., Ltd.:

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the two years ended November 30, 2016 and 2015.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the China Elite Information Co., Ltd. as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the two years ended November 30, 2016 and 2015, in conformity with generally accepted accounting principles in the United States.

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

/s/ Keeton CPA

Keeton CPA
Henderson, NV

February 28, 2017

Index
CHINA ELITE INFORMATION CO., LTD.
BALANCE SHEETS
NOVEMBER 30, 2016 AND 2015

(Expressed in U.S. Dollars)	2016	2015

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$9,040	$10,359
Loans from shareholder	746,365	709,895
Total current liabilities	755,405	720,254

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Accumulated deficit	(1,021,870)	(986,719)
Total stockholders’ deficiency	(755,405)	(720,254)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

(Expressed in U.S. Dollars)	2016	2015

Revenues	$-	$-

General and administrative expenses
General and administrative	35,151	37,794
Total general and administrative expenses	35,151	37,794

Operating loss	(35,151)	(37,794)

Other income (expense)
Total other income (expense)	-	-

Net loss	$(35,151)	$(37,794)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance – November 30, 2014	11,200,000	112,000	154,465	(948,925)	(682,460)

Net loss	-	-	-	(37,794)	(37,794)

Balance – November 30, 2015	11,200,000	112,000	154,465	(986,719)	(720,254)

Net loss	-	-	-	(35,151)	(35,151)

Balance – November 30, 2016	11,200,000	$112,000	$154,465	$(1,021,870)	$(755,405)

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

(Expressed in U.S. Dollars)	2016	2015

Cash flows from operating activities
Net loss	$(35,151)	$(37,794)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	(1,319)	2,193
Net cash flows used in operating activities	(36,470)	(35,601)

Cash flows from financing activities
Loans from shareholder	36,470	35,601
Net cash flows provided by financing activities	36,470	35,601

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements
November 30, 2016
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

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements – (Continued)

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the Stock Compensation Payment Topic of FASB ASC, which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. There were no outstanding awards during the years ended November 30, 2016 and 2015.

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

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2016 and 2015, and as of the date of issuance of these financial statements.

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

During the fiscal year ended November 30, 2016 and 2015, and to date, the Company uses office space in a building located at 233 Broadway, Suite 2200, New York, New York 10279. The Company does not have a formal lease and does not pay any rent. The fair market value of the rent has not been included in the financial statements because the amount is immaterial.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework revised in 2013. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management’s assessment and those criteria, management believes that, as of November 30, 2016, the Company maintained effective internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding the sole director and executive officer of the Company:

Name	Age	Position
Li Kin Shing	59	CEO; President; Director

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

Index
Corporate Governance

The Board

During our fiscal year ended November 30, 2016, the Company’s Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2016, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance at Annual Meetings

The Company does not have a formal policy regarding Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2016.

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

Compensation of Directors and Executive Officers

Mr. Li Kin Shing was appointed as our President, CEO and CFO, effective June 4, 2004, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2015 and 2016.

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

Index
Stock Options

We did not grant stock options in the fiscal years ended November 30, 2016 or 2015 to any director or executive officer.  No Executive Officer held options during the fiscal years ended November 30, 2016 and 2015. The Company does not have any stock options outstanding.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of February 28, 2017, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

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

Certain Relationships and Related Transactions

As of November 30, 2016, the Company has received unsecured and non-interest bearing loans totaling $746,365 from Jandah Management Limited, of which Mr. Li is the sole shareholder. The loans are due on demand.

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

Index
Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firms:

Fee Category	Year Ended November 30, 2016	Year Ended November 30, 2015
Audit fees	$12,200	$14,675
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor, Keeton CPA, to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor, Keeton CPA, for the year ended November 30, 2016. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2016.

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
101
The following financial information from the China Elite Information Co., Ltd. Annual Report on Form 10-K for the year ended November 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of November 30, 2016 and 2015, (ii)  Statements of Operations for the years ended November 30, 2016 and 2015, (iii) Statements of Changes in Stockholders’ Deficiency for the years ended November 30, 2016 and 2015, (iv)  Statements of Cash Flows for the years ended November 30, 2016 and 2015 and (v) the Notes to Financial Statements.#

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

CHINA ELITE INFORMATION CO., LTD.

Date: February 28, 2017	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	February 28, 2017
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)