Form 10-Q
period 2017-08-31
China Elite Information Co., Ltd.
filed 2017-10-16
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Emerging growth company
☐ Non-accelerated filer	☒ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 16, 2017, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2017

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	August 31, 2017 (Unaudited)	November 30, 2016 (Audited)

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$1,864	$9,040
Loans from shareholder	780,915	746,365
Total current liabilities	782,779	755,405

Commitments and contingencies

Stockholders’ deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid-in capital	154,465	154,465
Deficit accumulated	(1,049,244)	(1,021,870)
Total stockholders’ deficiency	(782,779)	(755,405)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and nine months ended August 31, 2017 and 2016

	Nine months ended August 31,		Three months ended August 31,
(Expressed in U.S. Dollars)	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

General and administrative expenses
General and administrative	27,374	26,345	7,670	6,212
Total general and administrative expenses	27,374	26,345	7,670	6,212

Operating loss	(27,374)	(26,345)	(7,670)	(6,212)

Other income (expense)
Total other income (expense)	-	-	-	-

Net loss	$(27,374)	$(26,345)	$(7,670)	$(6,212)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended August 31, 2017 and 2016

(Expressed in U.S. Dollars)	2017	2016

Cash flows from operating activities
Net loss	$(27,374)	$(26,345)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities Accounts payable and accrued expenses	(7,176)	1,977
Net cash flows used in operating activities	(34,550)	(24,368)

Cash flows from financing activities
Loans from shareholder	34,550	24,368
Net cash flows provided by financing activities	34,550	24,368

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, as is evident in the accompanying financial statements, Management has considered that the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,049,244. For the nine months August 31, 2017, the Company had a net loss of $27,374. As a result of its evaluation of conditions and events, Management has concluded they are of such significance as to raise substantial doubt as to the Company’s ability to meet its financial obligations as they come due and continue as a going concern.

The Company’s cash requirements for working capital have been satisfied for the past several years through loans from its majority shareholder and the Company plans to seek additional capital as needed through shareholder loans and/or a debt or equity financing to continue its operations.  The Company’s President, who is also the majority shareholder, has orally agreed to fund its operations for at least the next twelve months, and is financially able to complete this based on the Company’s current level of expenditures, as necessary.  However, Management believes that the Company’s need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company and its ability to succeed in any future operations is dependent upon its ability to meet its financing requirements on a continuing basis.

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

Index
NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $780,915 at August 31, 2017 (at November 30, 2016: $746,365) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Results of Operations – The Three Months Ended August 31, 2017, Compared to the Three Months Ended August 31, 2016

Revenues

The Company did not recognize any revenue in each of the three-month periods ended August 31, 2017 and August 31, 2016.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended August 31, 2017 increased 23.5%, or $1,458, to $7,670 from $6,212 for the three-month period August 31, 2016. The higher expenses were primarily due to the increase in legal expenses.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the three-month periods ended August 31, 2017 and August 31, 2016.

Index
Results of Operations – The Nine Months Ended August 31, 2017, Compared to the Nine Months Ended August 31, 2016

Revenues

The Company did not recognize any revenue in each of the nine-month periods ended August 31, 2017 and August 31, 2016.

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the nine-month period ended August 31, 2017 increased 3.9%, or $1,029, to $27,374 from $26,345 for the nine-month period ended August 31, 2016. The higher expenses were primarily due to the increase in legal expenses and audit fees.

Other (Income) Expense

The Company did not incur any interest expense or earn any interest income for the nine-month periods ended August 31, 2017 and August 31, 2016.

Capital Resources and Liquidity

In its report dated February 28, 2017, on our audited financial statements as of and for the years ended November 30, 2016 and 2015, our independent registered accounting firm, Keeton CPA, expressed substantial doubt as to the Company’s ability to continue as a going concern.

The Company does not currently have any cash or any other significant assets. However, the Company believes that, based on an oral commitment from its majority stockholder, who is also the President of the Company, to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the nine months ended August 31, 2017 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Exhibit 31 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant t00o 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CHINA ELITE INFORMATION CO., LTD.

Date: October 16, 2017	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer