Form 10-K
period 2017-11-30
China Elite Information Co., Ltd.
filed 2018-03-15
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2017

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
☐ Emerging growth company

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

As of March 15, 2018, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

CHINA ELITE INFORMATION CO., LTD.
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2017

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

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise capital to fund cash requirements; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Investors should be aware that they could lose all or substantially all of their investment.

Index
PART I

Item 1.	Business

China Elite Information Co., Ltd., formerly known as Relocate411.com, Inc., was initially organized under the laws of the State of Delaware on December 19, 1997 under the name of Stateside Fundings, Inc.

A Summary of What We Do

The Company’s has no current or specific plan to identify and acquire a favorable business opportunity. However, Company does not plan to limit its options, but will evaluate each opportunity on its merits.

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

Our Business

During the past year, our management has made only limited attempts to identify and pursue profitable business opportunities through mergers and acquisitions as such opportunities became available.

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

We have no current plans to (i) purchase or sell any plant or equipment, (ii) change the number of employees, or (iii) incur any significant research and development expenses. Our plans may change if we have an opportunity to identify and acquire a suitable business acquisition.

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

Number of Shareholders as of November 30, 2017 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of March 15, 2018, we had a total of 11,200,000 common shares outstanding and as of March 15, 2018, only 1,250,000 common shares are available for resale to the public without compliance with Rule 144 (as explained below).  Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Securities Act.

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

In general, under Rule 144, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who has beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of March 15, 2018; or

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

Overview

The Company has limited operations solely intended to maintain its status as a reporting public shell and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,055,981 as at November 30, 2017.

Critical Accounting Policies

Based on the Company’s current level of limited operations, the Company does not believe it has any critical accounting policies or estimates at this time.

Index
Results of Operations – Year Ended November 30, 2017 Compared to the Year Ended November 30, 2016

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the year ended November 30, 2017 decreased 3.0%, or $1,040, to $34,111 from $35,151 for the year ended November 30, 2016. The lower expenses were primarily due to the decrease in legal expenses.

Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2017 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Accordingly, in their report dated March 12, 2018, our independent registered public accounting firm expressed substantial doubts as to the Company’s ability to continue as a going concern.

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Elite Information Co., Ltd.:

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the two years ended November 30, 2017 and 2016.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the China Elite Information Co., Ltd. as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the two years ended November 30, 2017 and 2016, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has limited operations and continued net losses.  This raises substantial doubt about its ability to continue as a going concern.  Management has no current plan in regard to these matters as is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Keeton CPA

We have served as the Company’s auditor since 2009

Keeton CPA
Henderson, NV

March 12, 2018

Index
CHINA ELITE INFORMATION CO., LTD.
BALANCE SHEETS
NOVEMBER 30, 2017 AND 2016

(Expressed in U.S. Dollars)	2017	2016

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$8,601	$9,040
Loans from shareholder	780,915	746,365
Total current liabilities	789,516	755,405

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Accumulated deficit	(1,055,981)	(1,021,870)
Total stockholders’ deficiency	(789,516)	(755,405)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

(Expressed in U.S. Dollars)	2017	2016

Revenues	$-	$-

General and administrative expenses
General and administrative	34,111	35,151
Total general and administrative expenses	34,111	35,151

Operating loss	(34,111)	(35,151)

Other income (expense)
Total other income (expense)	-	-

Net loss	$(34,111)	$(35,151)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance – November 30, 2015	11,200,000	112,000	154,465	(986,719)	(720,254)

Net loss	-	-	-	(35,151)	(35,151)

Balance – November 30, 2016	11,200,000	112,000	154,465	(1,021,870)	(755,405)

Net loss	-	-	-	(34,111)	(34,111)

Balance – November 30, 2017	11,200,000	$112,000	$154,465	$(1,055,981)	$(789,516)

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

(Expressed in U.S. Dollars)	2017	2016

Cash flows from operating activities
Net loss	$(34,111)	$(35,151)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	(439)	(1,319)
Net cash flows used in operating activities	(34,550)	(36,470)

Cash flows from financing activities
Loans from shareholder	34,550	36,470
Net cash flows provided by financing activities	34,550	36,470

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements
November 30, 2017
(Expressed in U.S. Dollars)

1.  Business Formation and Continuance of Operations

Business Formation

China Elite Information Co., Ltd. (formerly known as “Relocate411.com, Inc.” and “Stateside Fundings, Inc.”) was incorporated as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, as is evident in these financial statements, Management has considered that the Company has no assets, limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,055,981. For the year ended November 30, 2017, the Company has a net loss of $34,111. As a result of its evaluation of conditions and events, Management has concluded they are of such significance as to raise substantial doubt as to the Company’s ability to meet its financial obligations as they come due and continue as a going concern.

The Company’s cash requirements for working capital have been satisfied for the past several years through loans from its majority shareholder and the Company plans to seek additional capital as needed through shareholder loans and/or a debt or equity financing to continue its operations. The Company’s President, who is also the majority shareholder, has orally agreed to fund its operations for at least the next twelve months. However, Management believes that the Company’s need for capital may change dramatically if it identifies and acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company and its ability to succeed in any future operations is dependent upon its ability to meet its financing requirements on a continuing basis.

There can be no assurance that such additional funds will be available for the Company on acceptable terms, if at all. The Company’s ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations. These financial statements do not include any adjustments that might result from this uncertainty.

Management currently has no specific plan to address these conditions except to continue to maintain its status as a reporting public shell for the foreseeable future.

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

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with the Earnings Per Share Topic of FASB ASC. No diluted per share data is presented because there are losses in all periods. In addition, there are no potentially dilutive securities outstanding.

3.  Related Party Transactions

Loans from shareholders – Loans from shareholders represent a series of advances from the majority stockholder to fund working capital requirements. There is no note and the amounts are unsecured, interest-free, and repayable on demand. The Company’s President has orally agreed to fund the Company’s operations for at least the next twelve months.

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2017 and 2016, and as of the date of issuance of these financial statements.

Director’s compensation – The Company’s sole director also serves as CEO and CFO of the Company, who provides highly limited services to the Company and the value of which is immaterial. During the fiscal year ended November 30, 2017 and 2016, the Company’s sole director received no compensation.

4.  Income tax loss carryforwards

There are no income tax loss carryforwards available to the Company where it is required to file tax returns.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework revised in 2013. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management’s assessment and those criteria, management believes that, as of November 30, 2017, the Company maintained effective internal control over financial reporting.

This annual report does not include a report of our registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Index
Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding the sole director and executive officer of the Company:

Name	Age	Position
Li Kin Shing	60	CEO; President; Director

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

Index
Corporate Governance

The Board

During our fiscal year ended November 30, 2017, the Company’s Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2017, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance at Annual Meetings

The Company does not have a formal policy regarding Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2017.

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

Compensation of Directors and Executive Officers

Mr. Li Kin Shing was appointed as our President, CEO and CFO, effective June 4, 2004, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2016 and 2017.

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

Index
Stock Options

We did not grant stock options in the fiscal years ended November 30, 2017 or 2016 to any director or executive officer.  No Executive Officer held options during the fiscal years ended November 30, 2017 and 2016. The Company does not have any stock options outstanding.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of March 15, 2018, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

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

Certain Relationships and Related Transactions

As of November 30, 2017, the Company has received unsecured and non-interest bearing loans totaling $780,915 from Jandah Management Limited, of which Mr. Li is the sole shareholder. The loans are due on demand.

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

Index
Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firms:

Fee Category	Year Ended November 30, 2017	Year Ended November 30, 2016
Audit fees	$12,563	$12,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit Fees. Consists of fees billed and estimated billable for professional services rendered for the audit of our financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements, including registration statements and post-effective amendments to previously filed registration statements.

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

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor, Keeton CPA, to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor, Keeton CPA, for the year ended November 30, 2017. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2017.

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
101
The following financial information from the China Elite Information Co., Ltd. Annual Report on Form 10-K for the year ended November 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of November 30, 2017 and 2016, (ii)  Statements of Operations for the years ended November 30, 2017 and 2016, (iii) Statements of Changes in Stockholders’ Deficiency for the years ended November 30, 2017 and 2016, (iv)  Statements of Cash Flows for the years ended November 30, 2017 and 2016 and (v) the Notes to Financial Statements.#

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

CHINA ELITE INFORMATION CO., LTD.

Date: March 15, 2018	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	March 15, 2018
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)