Form 10-K
period 2018-11-30
China Elite Information Co., Ltd.
filed 2019-03-06
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 28, 2019, there were 11,200,000 shares of common stock outstanding.

Documents Incorporated by Reference: None

CHINA ELITE INFORMATION CO., LTD.
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2018

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

Number of Shareholders as of November 30, 2018 – 9.

Currently, we do not have any outstanding options or warrants to purchase, or securities convertible into, our shares of common stock.

Rule 144 Shares

As of February 28, 2019, we had a total of 11,200,000 common shares outstanding and as of February 28, 2019, only 1,250,000 common shares are available for resale to the public without compliance with Rule 144 (as explained below).  Such shares are comprised of 396,000 shares of our common stock acquired by GWH from the selling security holders under the SB-2 and 854,000 shares of our common stock acquired by GBT from the selling security holders under the SB-2. All such shares may be sold without complying with the volume and trading limitations of Rule 144 of the Securities Act.

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

In general, under Rule 144, a person who is not an affiliate of an issuer and who has beneficially owned shares of an issuer’s stock for at least six months may freely sell some or all of such shares provided that the issuer has complied with the current public information requirements of Rule 144(c)(1). A person who is not an affiliate of the issuer and who has beneficially owned shares of an issuer’s stock for at least one year may sell some or all of such shares without any restrictions. A person who is an affiliate of an issuer and who has beneficially owned the shares of an issuer’s stock for at least six months is entitled to sell within any three-month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the Company’s common stock then outstanding which, in our case, would equal approximately 112,000 shares as of February 28, 2019; or

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

Overview

The Company has limited operations solely intended to maintain its status as a reporting public shell and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,089,513 as at November 30, 2018.

Critical Accounting Policies

Based on the Company’s current level of limited operations, the Company does not believe it has any critical accounting policies or estimates at this time.

Results of Operations – Year Ended November 30, 2018 Compared to the Year Ended November 30, 2017

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses. General and administrative expenses for the year ended November 30, 2018 decreased 1.7%, or $579, to $33,532 from $34,111 for the year ended November 30, 2017. The general and administrative expenses were maintained at a similar level as compared to the last corresponding year.

Index
Capital Resources and Liquidity

The Company does not currently have any cash or have any other significant assets. However, the Company believes that, based on its oral commitment from its President and majority shareholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect. The Company had no revenues for the year ended November 30, 2018 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months. Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations. There is no assurance the Company will be successful in raising the needed capital.

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

Accordingly, in their report dated February 28, 2019, our independent registered public accounting firm expressed substantial doubts as to the Company’s ability to continue as a going concern.

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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Elite Information Co., Ltd.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Elite Information Co., Ltd. as of November 30, 2018 and 2017, and the related statements of operations, stockholders’ deficiency, and cash flows for the two years ended November 30, 2018 and 2017, and the related notes.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Keeton CPA

We have served as the Company’s auditor since 2009

Keeton CPA
Henderson, NV

February 28, 2019

Index
CHINA ELITE INFORMATION CO., LTD.
BALANCE SHEETS
NOVEMBER 30, 2018 AND 2017

(Expressed in U.S. Dollars)	2018	2017

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$20,691	$8,601
Loans from shareholder	802,357	780,915
Total current liabilities	823,048	789,516

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid in capital	154,465	154,465
Accumulated deficit	(1,089,513)	(1,055,981)
Total stockholders’ deficiency	(823,048)	(789,516)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

(Expressed in U.S. Dollars)	2018	2017

Revenues	$-	$-

General and administrative expenses
General and administrative	33,532	34,111
Total general and administrative expenses	33,532	34,111

Operating loss	(33,532)	(34,111)

Other income (expense)
Total other income (expense)	-	-

Net loss	$(33,532)	$(34,111)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance – November 30, 2016	11,200,000	$112,000	$154,465	$(1,021,870)	$(755,405)

Net loss	-	-	-	(34,111)	(34,111)

Balance – November 30, 2017	11,200,000	112,000	154,465	(1,055,981)	(789,516)

Net loss	-	-	-	(33,532)	(33,532)

Balance – November 30, 2018	11,200,000	$112,000	$154,465	$(1,089,513)	$(823,048)

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

(Expressed in U.S. Dollars)	2018	2017

Cash flows from operating activities
Net loss	$(33,532)	$(34,111)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	12,090	(439)
Net cash flows used in operating activities	(21,442)	(34,550)

Cash flows from financing activities
Loans from shareholder	21,442	34,550
Net cash flows provided by financing activities	21,442	34,550

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

The accompanying notes are an integral part of these financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
Notes to Financial Statements
November 30, 2018
(Expressed in U.S. Dollars)

1.  Business Formation and Continuance of Operations

Business Formation

China Elite Information Co., Ltd. (formerly known as “Relocate411.com, Inc.” and “Stateside Fundings, Inc.”) was incorporated as a British Virgin Islands International Business Company, pursuant to Section 390 of the Delaware General Corporations Law and the applicable laws of the BVI.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, as is evident in these financial statements, Management has considered that the Company has no assets, limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,089,513. For the year ended November 30, 2018, the Company has a net loss of $33,532. As a result of its evaluation of conditions and events, Management has concluded they are of such significance as to raise substantial doubt as to the Company’s ability to meet its financial obligations as they come due and continue as a going concern.

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

Control of Company – The Company’s President, Chief Executive Officer and majority shareholder owns approximately 83% of the Company’s shares of common stock outstanding as of November 30, 2018 and 2017, and as of the date of issuance of these financial statements.

Director’s compensation – The Company’s sole director also serves as CEO and CFO of the Company, who provides highly limited services to the Company and the value of which is immaterial. During the fiscal year ended November 30, 2018 and 2017, the Company’s sole director received no compensation.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework revised in 2013. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on management’s assessment and those criteria, management believes that, as of November 30, 2018, the Company maintained effective internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding the sole director and executive officer of the Company:

Name	Age	Position
Li Kin Shing	61	CEO; President; Director

Mr. Li is CEO, President and a director of the Company. Mr. Li acts as the Chairman and non-executive director of Directel Holdings Limited (“Directel”), a company incorporated in the Cayman Islands and listed on the Growth Enterprise Market of Hong Kong Stock Exchange. Directel is a mobile virtual network operator with operations primarily in Hong Kong. Mr. Li was the Chairman, CEO and executive director of International Elite Ltd. (“International Elite”), a company incorporated in the Cayman Islands and listed on the Main Board of Hong Kong Stock Exchange, and he resigned effective December 28, 2018. International Elite is one of the largest centralized single-call location outsourcing customer service call centers in Guangzhou province of the People’s Republic of China. Mr. Li was the Chairman of the Board, Chief Executive Officer and Secretary of Great Wall Acquisition Corp., a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People’s Republic of China, and he resigned effective February 2, 2007. From October 1997 to September 1999, Mr. Li served as a member of the board of directors of UTStarcom, Inc., a publicly traded company listed on the Nasdaq National Market (Symbol: UTSI), which designs, manufactures and markets broadband, narrowband and wireless access technology. During that same period, Mr. Li also served as the chief executive officer of UTStarcom’s subsidiary, UTStarcom Hong Kong Limited.

Index
Corporate Governance

The Board

During our fiscal year ended November 30, 2018, the Company’s Board consisted of a sole director, Mr. Li. In accordance with the British Virgin Islands Law and the Company’s Memorandum of Association and Articles of Association, the Company’s business and affairs are managed under the direction of the Board.

Meetings of the Board

The Company’s Board consisted of a sole director during the fiscal year ended November 30, 2018, and therefore, no Board meetings were held and there were no resolutions adopted by unanimous written consent.

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

Policy Regarding Director Attendance at Annual Meetings

The Company does not have a formal policy regarding Board attendance at annual meetings and the Company did not hold an annual meeting of shareholders during the year ended November 30, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership, furnishing us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our officers and directors were complied with during the year ended November 30, 2018.

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

Compensation of Directors and Executive Officers

Mr. Li Kin Shing was appointed as our President, CEO and CFO, effective June 4, 2004, and is currently our sole officer. No compensation was paid to any directors or officers in the fiscal years ended November 30, 2017 and 2018.

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

Index
Stock Options

We did not grant stock options in the fiscal years ended November 30, 2018 or 2017 to any director or executive officer.  No Executive Officer held options during the fiscal years ended November 30, 2018 and 2017. The Company does not have any stock options outstanding.

Executive Employment Contracts

We do not currently have any employment agreements with our sole officer, nor are we planning to execute any such agreement in the future.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information, as of February 28, 2019, with respect to persons known to the Company to be the beneficial owners, directly and indirectly, of more than 5% of the Company’s Common shares and beneficial ownership of such Common shares by directors and executive officers of the Company.

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

Certain Relationships and Related Transactions

As of November 30, 2018, the Company has received unsecured and non-interest bearing loans totaling $802,357 from Jandah Management Limited, of which Mr. Li is the sole shareholder. The loans are due on demand.

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

Index
Item 14.	Principal Accountant Fees and Services

The following table is a summary of the fees billed for the audit and other services provided by our independent registered public accounting firms:

Fee Category	Year Ended November 30, 2018	Year Ended November 30, 2017
Audit fees	$14,500	$12,563
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Audit Committee Pre-Approval Policies and Procedures

Our Board, which consists of one director, does not have an Audit Committee. The Company’s current policy is that the sole director pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor, Keeton CPA, to assure that the provision of these services does not impair the independence of such auditor. The sole director pre-approved of all audit services and fees of our independent auditor, Keeton CPA, for the year ended November 30, 2018. Our independent auditors did not provide us with any non-audit services during the year ended November 30, 2018.

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
101
The following financial information from the China Elite Information Co., Ltd. Annual Report on Form 10-K for the year ended November 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of November 30, 2018 and 2017, (ii)  Statements of Operations for the years ended November 30, 2018 and 2017, (iii) Statements of Changes in Stockholders’ Deficiency for the years ended November 30, 2018 and 2017, (iv)  Statements of Cash Flows for the years ended November 30, 2018 and 2017 and (v) the Notes to Financial Statements.#

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

CHINA ELITE INFORMATION CO., LTD.

Date: February 28, 2019	By :	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Li Kin Shing	President, CEO and Director	February 28, 2019
Li Kin Shing	(Principal Executive Officer and Principal Financial and Accounting Officer)