Form 10-Q
period 2019-08-31
China Elite Information Co., Ltd.
filed 2019-10-21
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2019, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2019

INDEX

Page
Number

Index
PART I.   FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	August 31, 2019 (Unaudited)	November 30, 2018 (Audited)

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$12,619	$20,691
Loans from shareholder	838,210	802,357
Total current liabilities	850,829	823,048

Commitments and contingencies

Stockholders’ deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid-in capital	154,465	154,465
Deficit accumulated	(1,117,294)	(1,089,513)
Total stockholders’ deficiency	(850,829)	(823,048)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three and nine months ended August 31, 2019 and 2018

	Nine months ended August 31,		Three months ended August 31,
(Expressed in U.S. Dollars)	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

General and administrative expenses
General and administrative	27,781	27,774	6,810	6,284
Total general and administrative expenses	27,781	27,774	6,810	6,284

Operating loss	(27,781)	(27,774)	(6,810)	(6,284)

Other income (expense)
Total other income (expense)	-	-	-	-

Net loss	$(27,781)	$(27,774)	$(6,810)	$(6,284)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
For the nine months ended August 31, 2019 and 2018

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance – November 30, 2018	11,200,000	$112,000	$154,465	$(1,089,513)	$(823,048)

Net loss	-	-	-	(2,562)	(2,562)

Balance – February 28, 2019	11,200,000	112,000	154,465	(1,092,075)	(825,610)

Net loss	-	-	-	(18,409)	(18,409)

Balance – May 31, 2019	11,200,000	$112,000	$154,465	$(1,110,484)	$(844,019)

Net loss	-	-	-	(6,810)	(6,810)

Balance – August 31, 2019	11,200,000	$112,000	$154,465	$(1,117,294)	$(850,829)

Balance – November 30, 2017	11,200,000	$112,000	$154,465	$(1,055,981)	$(789,516)

Net loss	-	-	-	(3,324)	(3,324)

Balance – February 28, 2018	11,200,000	112,000	154,465	(1,059,305)	(792,840)

Net loss	-	-	-	(18,166)	(18,166)

Balance – May 31, 2018	11,200,000	$112,000	$154,465	$(1,077,471)	$(811,006)

Net loss	-	-	-	(6,284)	(6,284)

Balance – August 31, 2018	11,200,000	$112,000	$154,465	$(1,083,755)	$(817,290)

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended August 31, 2019 and 2018

(Expressed in U.S. Dollars)	2019	2018

Cash flows from operating activities
Net loss	$(27,781)	$(27,774)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	(8,072)	6,332
Net cash flows used in operating activities	(35,853)	(21,442)

Cash flows from financing activities
Loans from shareholder	35,853	21,442
Net cash flows provided by financing activities	35,853	21,442

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

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

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, as is evident in the accompanying financial statements, Management has considered that the Company has no assets, limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,117,294.  For the nine months ended August 31, 2019, the Company had a net loss of $27,781. As a result of its evaluation of conditions and events, Management has concluded they are of such significance as to raise substantial doubt as to the Company’s ability to meet its financial obligations as they come due and continue as a going concern.

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

Index
NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $838,210 at August 31, 2019 (at November 30, 2018: $802,357) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Overview

The Company has limited operations solely intended to maintian its status as a reporting public shell and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,117,294 as at August 31, 2019.

Critical Accounting Policies and Estimates

Based on the Company’s current level of limited operations, the Company does not believe it has any critical accounting policies or estimates at this time.

Results of Operations – The Three Months Ended August 31, 2019, Compared to the Three Months Ended August 31, 2018

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended August 31, 2019 increased 8.4%, or $526, to $6,810 from $6,284 for the three-month period August 31, 2018. The general and administrative expenses were maintained at similar level as compared to the last corresponding period.

Index
Results of Operations – The Nine Months Ended August 31, 2019, Compared to the Nine Months Ended August 31, 2018

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the nine-month period ended August 31, 2019 increased 0.0%, or $7, to $27,781 from $27,774 for the nine-month period August 31, 2018. The general and administrative expenses were maintained at similar level as compared to the last corresponding period.

Capital Resources and Liquidity

The Company does not currently have any cash or any other significant assets.  However, the Company believes that, based on its oral commitment from its President and majority stockholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect.  The Company had no revenues for the nine months ended August 31, 2019 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months.  Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations.  There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: October 15, 2019	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer