Form 10-Q
period 2021-02-28
China Elite Information Co., Ltd.
filed 2021-04-12
CIK 1077561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______

Commission file number:  000-25591

CHINA ELITE INFORMATION CO., LTD.
(Exact name of Registrant as Specified in its Charter)

BRITISH VIRGIN ISLANDS	11-3462369
(State or other jurisdiction of incorporation or organization)	(IRS EmployerIdentification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 12, 2021, there were 11,200,000 shares of common stock outstanding.

CHINA ELITE INFORMATION CO., LTD.
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021

Index
PART I.	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

CHINA ELITE INFORMATION CO., LTD.
INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)	February 28, 2021 (Unaudited)	November 30, 2020 (Audited)

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$6,282	$15,651
Loans from shareholder	893,038	879,798
Total current liabilities	899,320	895,449

Commitments and contingencies

Stockholders’ deficiency
Preferred stock: $0.01 par value; 10,000,000 shares authorized; issued and outstanding: none	-	-
Common stock: $0.01 par value; 50,000,000 shares authorized; issued and outstanding: 11,200,000	112,000	112,000
Additional paid-in capital	154,465	154,465
Deficit accumulated	(1,165,785)	(1,161,914)
Total stockholders’ deficiency	(899,320)	(895,449)

Total liabilities and stockholders’ deficiency	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
For the three months ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)	2021	2020

Revenues	$-	$-

General and administrative expenses
General and administrative	3,871	1,838
Total general and administrative expenses	3,871	1,838

Operating loss	(3,871)	(1,838)

Other income (expense)
Total other income (expense)	-	-

Net loss	$(3,871)	$(1,838)

Basic net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	11,200,000	11,200,000

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)
For the three months ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)	Common Shares	Common Stock At Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance – November 30, 2020	11,200,000	$112,000	$154,465	$(1,161,914)	$(895,449)

Net loss	-	-	-	(3,871)	(3,871)

Balance – February 28, 2021	11,200,000	$112,000	$154,465	$(1,165,785)	$(899,320)

Balance – November 30, 2019	11,200,000	$112,000	$154,465	$(1,125,606)	$(859,141)

Net loss	-	-	-	(1,838)	(1,838)

Balance – February 29, 2020	11,200,000	$112,000	$154,465	$(1,127,444)	$(860,979)

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended February 28, 2021 and February 29, 2020

(Expressed in U.S. Dollars)	2021	2020

Cash flows from operating activities
Net loss	$(3,871)	$(1,838)
Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in assets and liabilities
Accounts payable and accrued expenses	(9,369)	(12,242)
Net cash flows used in operating activities	(13,240)	(14,080)

Cash flows from financing activities
Loans from shareholder	13,240	14,080
Net cash flows provided by financing activities	13,240	14,080

Increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash paid for interest and income taxes	$-	$-

Supplemental noncash investing and financing activities	$-	$-

See condensed notes to interim financial statements.

Index
CHINA ELITE INFORMATION CO., LTD.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended November 30, 2020 included in its Annual Report on Form 10-K.

Impact of Coronavirus Disease 2019 (“COVID-19”)

In March 2020, World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak of COVID-19 caused by a novel strain of coronavirus has spread to over 150 countries. The COVID-19 pandemic has created significant volatility, uncertainty and disruption to the worldwide economy. Nevertheless, in view of the Company’s current level of limited operations, it has no significant adverse impact on our business, financial condition, results of operations and cash flows, as of the date of this filing.

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period. There is no diluted per share information presented due to losses in all periods. In addition, there are no potentially dilutive securities outstanding.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, as is evident in the accompanying financial statements, Management has considered that the Company has no assets, limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,165,785.  For the three months ended February 28, 2021, the Company had a net loss of $3,871. As a result of its evaluation of conditions and events, Management has concluded they are of such significance as to raise substantial doubt as to the Company’s ability to meet its financial obligations as they come due and continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amount due to a stockholder of $893,038 at February 28, 2021 (at November 30, 2020: $879,798) represents a series of advances from the majority stockholder to fund working capital requirements.  There is no note and the amounts are unsecured, interest-free, and repayable on demand.  The majority stockholder, who is also the Company’s President, has orally agreed to fund the Company’s operations for at least the next twelve months.

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

Overview

The Company has limited operations solely intended to maintian its status as a reporting public shell and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit of $1,165,785 as at February 28, 2021.

Critical Accounting Policies and Estimates

Based on the Company’s current level of limited operations, the Company does not believe it has any critical accounting policies or estimates at this time.

Impact of COVID-19

In March 2020, World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak of COVID-19 caused by a novel strain of coronavirus has spread to over 150 countries. The COVID-19 pandemic has created significant volatility, uncertainty and disruption to the worldwide economy. Nevertheless, in view of the Company’s current level of limited operations, we do not expect it has material adverse effect on our business, financial condition, results of operations and cash flows.

Index
Results of Operations – The Three Months Ended February 28, 2021, Compared to the Three Months Ended February 29, 2020

General and Administrative

General and administrative expenses consist primarily of public company compliance expenses, including legal and accounting expenses.  General and administrative expenses for the three-month period ended February 28, 2021 increased 110.6%, or $2,033 to $3,871 from $1,838 for the three-month period February 29, 2020. The higher expenses were primarily due to the increase in legal expenses and stock registration fees.

Capital Resources and Liquidity

The Company does not currently have any cash or any other significant assets.  However, the Company believes that, based on its oral commitment from its President and majority stockholder to fund the Company’s operating activities at its current level of expenditures, it has sufficient resources to meet the anticipated needs of its operations, such as maintaining its required continuous disclosure and reporting requirements with the Securities and Exchange Commission, for the next twelve months, though there can be no assurances to that effect.  The Company had no revenues for the three months ended February 28, 2021 and its need for capital may change dramatically if it acquires a suitable business opportunity during the next twelve months.  Therefore, the Company plans to rely on shareholder loans and the raising of debt or equity capital to continue its operations.  There is no assurance the Company will be successful in raising the needed capital.

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

CHINA ELITE INFORMATION CO., LTD.

Date: April 12, 2021	By	/s/ Li Kin Shing
Li Kin Shing
President and Chief Executive Officer